Form 10QSB
period 1996-06-30
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1996-08-09
CIK 1012468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-11835

               The American Materials & Technologies Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        33-0659916
- -------------------------------                    ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                                5915 Rodeo Road
                             Los Angeles, CA 92016
                     --------------------------------------
                    (Address of principal executive offices)

                                 (310) 841-5200
                     --------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes       No    X
                                              -------    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value per share--3,837,908 shares issued and outstanding on August 6, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes      No    X
                                                                -----    -----

               The American Materials & Technologies Corporation

                                     INDEX

                                                                                        Page No.
                                                                                        --------
                                          PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet at June 30, 1996                              3

         Condensed Consolidated Statement of Operations -
         Three-month and Six-month periods ended June 30, 1996 and 1995                     4

         Condensed Consolidated Statement of Cash Flows -                                   5
         Six-month periods ended June 30, 1996 and 1995

         Condensed Consolidated Pro Forma Balance Sheet at June 30, 1996                    6

         Notes to Condensed Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                              8


                                            PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 11

Item 2.  Changes in Securities                                                             11

Item 3.  Default upon Senior Securities                                                    11

Item 4.  Submission of Matters to a Vote of Security-Holders                               11

Item 5.  Other Matters                                                                     11

Item 6.  Exhibits and Reports on Form 8K                                                   11

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (UNAUDITED)

  ASSETS
Current assets
  Cash                                                                                                  $     2,800
  Accounts receivable, net of allowance of $81,341                                                        3,658,104
  Inventories                                                                                             1,852,408
  Prepaid expenses and other current assets                                                               1,171,207
                                                                                                        -----------

       Total current assets                                                                               6,684,519
                                                                                                        -----------
Property and equipment, less accumulated depreciation and amortization of $320,237                        4,219,100
Other assets                                                                                                231,240
                                                                                                        -----------
                                                                                                        $11,134,859
                                                                                                        ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                                       $2,188,633
  Notes payable-affiliate                                                                                 3,110,874
  Accrued liabilities                                                                                     2,290,042
  Current portion of term loan-bank                                                                         112,000
  Taxes payable                                                                                             165,239
                                                                                                        -----------

       Total current liabilities                                                                          7,866,788
                                                                                                        -----------
  Term loan-bank                                                                                            392,000
  Revolving credit facility - bank                                                                        2,455,453
                                                                                                        -----------
       Total liabilities                                                                                 10,714,241
                                                                                                        -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01, authorized 5,000,000 shares; none issued and outstanding
  Common stock, par value $0.01 per share, authorized 15,000,000; issued
  and outstanding 1,541,908                                                                                  15,419
  Additional paid-in capital                                                                                296,917
  Retained earnings                                                                                         108,282
                                                                                                        -----------
       Total stockholders' equity                                                                           420,618
                                                                                                        -----------
                                                                                                        $11,134,859
                                                                                                        ===========

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED  STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -----------------------------------------------------------------
                                                    June 30, 1996   June 30,1995   June 30, 1996      June 30,1995
                                                                Combined (Note 1)                 Combined (Note 1)
                                                  -----------------------------------------------------------------
Net sales                                              $5,417,627     $3,952,979     $10,668,948        $7,970,575
                                                  -----------------------------------------------------------------
Costs and expenses
  Materials                                             2,769,312      1,723,782       5,200,694         3,640,439
  Fixed and variable manufacturing                      1,395,228      1,433,654       2,748,081         2,844,949
  Selling, general and administrative                     773,474        692,417       1,599,124         1,228,006
  Research and development                                106,790         81,675         201,100           160,064
                                                  -----------------------------------------------------------------
                                                        5,044,804      3,931,528       9,748,999         7,873,458
                                                  -----------------------------------------------------------------
Income  from operations                                   372,823         21,451         919,949            97,117

Interest expense                                          182,265        212,795         369,153           424,395
                                                  -----------------------------------------------------------------

Income (loss) before income taxes                         190,558       (191,344)        550,796          (327,278)
Provision for income taxes                                 51,312                        165,239
                                                  -----------------------------------------------------------------
Net income (loss)                                        $139,246      ($191,344)       $385,557         ($327,278)
===================================================================================================================
Net income (loss) per common share                          $0.07                          $0.20
Weighted average number of common shares                1,903,879                      1,891,379

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                        June 30, 1996    June 30,1995
                                                                                                    Combined (Note 1)
                                                                                        -----------------------------
Cash used in operations:
Net income (loss)                                                                           $385,557       ($327,278)
Adjustments to reconcile net income (loss)  to net cash used in operating activities:
  Depreciation and amortization                                                              277,173         658,047
  Non-cash interest expense                                                                   39,117        -
  (Increase) decrease in current assets:
    Accounts receivable                                                                   (1,230,499)       (346,994)
    Inventory                                                                                116,902        (288,801)
    Prepaid expenses and other current assets                                               (859,942)        572,744
  Increase (decrease) in current liabilities:
    Accounts payable                                                                        (402,724)        (65,696)
    Accrued liabilities                                                                      734,525        (388,474)
    Taxes payable                                                                            165,239        -
  Decrease in other assets                                                                   (86,989)       -

Net cash used in operating activities:                                                      (861,641)       (186,452)
                                                                                           -------------------------
Cash used for investing activities:
  Capital expenditures                                                                       (92,833)       (107,596)
                                                                                           -------------------------
Net cash used for investing activities                                                       (92,833)       (107,596)
                                                                                           -------------------------
Cash provided by financing activities:
  Borrowings under revolving credit                                                        1,593,280         424,395
  Repayments under revolving credit                                                         (853,523)       (250,133)
  Payment of term loan-bank                                                                  (56,000)       -
  Proceeds from issuance of common stock                                                     100,000          12,000
                                                                                           -------------------------
Net cash provided by financing activities                                                    783,757         186,262
                                                                                           -------------------------
Net decrease  in cash                                                                       (170,717)       (107,786)
Cash at beginning of period                                                                  173,517         109,586
                                                                                           -------------------------
Cash at end of period                                                                         $2,800          $1,800
                                                                                           =========================

Supplementary Information
  Cash paid for interest                                                                    $160,225            $132
  Cash paid for taxes                                                                         $3,200            $800

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (unaudited)
                                   See Note 4

  ASSETS
Current assets
  Cash                                                                                                              $4,503,566
  Accounts receivable, net of allowance of $81,341                                                                   3,658,104
  Inventories                                                                                                        1,852,408
  Prepaid expenses and other current assets                                                                            721,185
                                                                                                                   -----------
       Total current assets                                                                                         10,735,263
                                                                                                                   -----------
Property and equipment, less accumulated depreciation and amortization of $320,237                                   4,219,100
Other assets                                                                                                           231,240
                                                                                                                   -----------
                                                                                                                   $15,185,603
                                                                                                                   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                                                   1,991,926
  Notes payable-affiliate                                                                                                    0
  Accrued liabilities                                                                                                1,818,384
  Current portion of term loan-bank                                                                                    112,000
  Taxes payable                                                                                                        165,239
                                                                                                                   -----------
       Total current liabilities                                                                                     4,087,549
                                                                                                                   -----------
  Term loan-bank                                                                                                       392,000
  Revolving credit facility - bank                                                                                           0
                                                                                                                   -----------
       Total liabilities                                                                                             4,479,549
                                                                                                                   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01, authorized 5,000,000 shares; none issued and outstanding
  Common stock, par value $0.01 per share, authorized 15,000,000; issued
  and outstanding 3,837,908                                                                                             38,379
  Additional paid-in capital                                                                                        10,598,518
  Retained earnings                                                                                                     69,157
                                                                                                                   -----------
       Total stockholders' equity                                                                                   10,706,054
                                                                                                                   -----------
                                                                                                                   $15,185,603
                                                                                                                   ===========

              THE AMERICAN MATERIALS AND TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
1. BASIS OF PRESENTATION

         The information contained in these unaudited consolidated financial statements is condensed from that which would appear in the Company's annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements of December 31, 1995. The unaudited condensed consolidated financial statements as of June 30, 1996 and 1995 and for the quarterly and six month periods then ended include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations and cash flows for the periods ended June 30, 1995 represent those of Culver City Composites Corporation prior to its acquisition by the Company combined with the results of the Company during the same period. There were no intercompany transactions.

2. NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of outstanding common stock and dilutive common stock equivalents from the assumed exercise of stock options and warrants.

3. SALE OF COMMON STOCK

         On July 5, 1996 the Company completed an initial public offering ("IPO") for the sale of 2,000,000 shares of its common stock at $5.50 per share. Subsequently, on July 26, 1996, the underwriter exercised an IPO related option to purchase an additional 296,000 shares at $5.50 per share. The proceeds were used to repay the outstanding loans under the Revolving Facility and repay loans and interest of $172,000 to an affiliate. The Revolving Facility may be reborrowed as needed. The remaining funds have been invested in short term investment grade securities and overnight money market accounts pending their use to fund potential acquisitions and capital expenditures. The Company's common stock is traded on both the Nasdaq Small Cap Market (symbol "AMTK") and the Pacific Stock Exchange (symbol "MTK").

4. PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

         The unaudited pro forma condensed consolidated balance sheet has been prepared to reflect the sale of common stock as outlined in Note 3 above as if it occurred June 30, 1996. The pro forma balance sheet reflects the receipt of the approximate $12.6 million gross proceeds from the sale of common stock, the Company's repayment of the outstanding loans under the Revolving Facility and from an affiliate, including accrued interest. The underwriter's discount and selling expenses, and other expenses related to the sale of common stock (a total of approximately $2.3 million) were charged to Additional paid-in capital. The remaining value assigned to the warrant issued to an affiliate (approximately $39,000) was charged to Retained earnings.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW
         AMT was incorporated in Delaware on March 29, 1995 and operates in the advanced materials and technologies industries. AMT is a holding company with one operating subsidiary, Culver City Composites Corporation ("CCC"). AMT's activities for the period March 29, 1995 (inception) to December 19, 1995 produced no revenue, and were limited to the acquisition of CCC. On December 19, 1995 AMT acquired all the stock of CCC. The following discussion reviews the financial results of the Company for the three and six month periods ended June 30, 1996, as compared to the financial results of CCC combined with AMT for the three and six month periods ended June 30, 1995.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and June 30, 1995

         Sales were $5,418,000 (compared to $3,953,000), an increase of $1,465,000 or 37% over the corresponding period in 1995. The Company estimates that volume increases accounted for approximately 80% of the total and price increases accounted for the remainder.

         For the quarter ended June 30, 1996, the Company realized a gross profit margin of $1,253,000, or 23% of sales (compared to 20% of sales), an increase of $457,000 or 57% over the corresponding period of 1995. The improvement was a result of a decrease (to 26% of sales in 1996 compared to 36% of sales in 1995) in fixed and variable costs of manufacturing which more than offset an increase in materials (to 51% of sales in 1996 compared to 44% in 1995).

         The material cost increase was primarily due to three factors. First were the effects of the early 1996 8% increase in fiberglass prices. Although the Company generally was able to pass on the price increase, in the second quarter 1996 it replaced lower cost fiberglass products with the new higher priced items. In 1995 fabric material prices were generally constant. Second was a change in product mix. Products based on fiberglass, which require less materials as a percentage of sales than do other products, accounted for approximately 54% of product sales in the 1996 period compared to 60% of sales in the 1995 period, with carbon and aramid based products accounting for most of the other sales in each period. Third was the Company's effort to produce new products for submission to existing and prospective customers which, if accepted, might lead to new qualifications. Even if such customers qualify the Company's new products for use there is no assurance that this would lead to increased sales or profits.

         Effective at the end of the second quarter, the Company's major supplier increased glass prices by 3.8%, on top of an 8% increase in early 1996. There is no assurance that the Company will be able to pass this latest price increase on to its customers. If it is unable to do so, this price increase would have a material adverse effect on the Company's gross profit margins.

         Selling, general and administrative expenses increased by $81,000 or 12% to $773,000 as the Company added additional experienced staff in sales, sales support, and administration. In addition, the Company tripled its overseas commissioned sales force to better cover the major export markets.

         Research and development expenses were $107,000 in the second quarter of 1996, an increase of $25,000 or 30% over the comparable period of 1995. The Company intends to expand research and development activities and to that end it has added additional staff and upgraded equipment.

         Interest expense was $182,000 for the second quarter of 1996, a decrease of $31,000 or 15%. Debt levels in the second quarter of 1996 were approximately 50% what they were in 1995, although the interest rate was substantially higher.

Six Months  Ended June 30, 1996 and June 30, 1995

         Sales were $10,669,000 (compared to $7,971,000), an increase of $2,698,000 or 34% over the corresponding period in 1995. The Company estimates that volume increases accounted for approximately two-thirds of the increase and price increases accounted for the remainder. Boeing and GE accounted for 26% of sales in the first half of 1996 compared to 30% in the comparable period in 1995.

         For the six months ended June 30, 1996, the Company realized a gross profit margin of $2,720,000, or 25% of sales (compared to 19% of sales), an increase of $1,235,000 or 83% over the corresponding period of 1995. The improvement was a result of a decrease in fixed and variable costs of manufacturing which more than offset an increase in materials.

         Selling, general and administrative expenses increased $371,000 or 30% to $1,599,000 as the Company bore all the corporate expenses of AMT and added additional experienced staff in sales, sales support, and administration.

         Research and development expenses were $201,000 in the first half of 1996, an increase of $41,000 or 26% over the comparable period of 1995. The Company intends to expand research and development and to that effect it has added additional staff and upgraded equipment.

         Interest expense was $369,000 for the first half of 1996, a decrease of $55,000 or 13%. Debt levels in the first half of 1996 were approximately 50% what they were in 1995, although the interest rate was substantially higher.

         As of June 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes. Due to the change-in-ownership provisions of
Section 382 of the Internal Revenue Code, the amount available to offset future taxable income of the Company is limited to approximately $320,000 per year for the next fifteen years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used $5,657,546 to acquire CCC on December 19,1995. The Company financed the purchase of CCC with loans aggregating $3,150,000 from an affiliate and borrowings under its Revolving Credit Agreement. The Revolving Credit Agreement consists of a $560,000 term loan and a $4,440,000 Revolving Facility, with borrowing levels tied to a formula based on inventory and accounts receivable. The borrowings under the Revolving Credit Agreement are secured by all the assets of the Company. The Company paid approximately $4,900,000 to purchase the shares of CCC and approximately $700,000 with respect to closing and preclosing expenses.

         For the six month period ended June 30, 1996, cash used in operations was $862,000, as cash generated (including a $117,000 decrease in inventory due to lower levels of work in process), was not sufficient to fund the increase in receivables ($1,230,000) resulting from the increase in sales and a decrease of $402,000 in accounts payable (to bring suppliers to their credit terms). The $860,000 increase in prepaid expenses and other current assets consists to a large extent of insurance prepaid at the end of the second quarter and deferred costs associated with the initial public offering of the Company's common stock. These items were offset by an increase of $735,000 in accrued expenses.

         The net cash used in operating activities was financed by an increase in borrowings under the Revolving Facility and a draw down of cash balances from the year end level. The Company's policy is to use cash received to reduce outstanding loans under the Revolving Facility and to re-borrow as needed. As a result, the Company showed $2,800 of cash on hand at June 30, 1996.

         On July 5, 1996 the Company completed an initial public offering for the sale of 2,000,000 shares of its common stock at $5.50 per share. Subsequently, on July 26, 1996, the underwriter exercised an IPO related option to purchase an additional 296,000 shares at $5.50 per share. The proceeds were used to repay the outstanding loans under the Revolving Facility, and repay loans and interest of $172,000 to an affiliate. The Revolving Facility may be reborrowed as needed. The remaining funds have been invested in short term investment grade securities pending their use to fund potential acquisition and capital expenditures. The Company's common stock is traded on both the Nasdaq Small Cap Market (symbol "AMTK") and the Pacific Stock Exchange (symbol "MTK").

         Capital expenditures were $93,000 for the six months ended June 30, 1996. However, the Company plans to expend approximately $500,000 to install three new liquid bulk storage tanks, modify its resin mixing facilities, and purchase additional testing equipment.

         In April, 1996 the Company issued 25,000 shares of common stock in exchange for patent rights covering a resin system developed by a third party.

         The backlog at June 30, 1996 was $5.5 million.

         The Company believes that existing cash, short term investment balances, available borrowings under the Company's Revolving Credit Agreement, and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements through fiscal 1996.


FACTORS THAT MAY EFFECT FUTURE RESULTS

         Except for the historical material contained herein, the matters discussed in this report are forward-looking statements under the federal securities laws. The Company advises readers not to place undue reliance on such statements, in light of risks and uncertainties to which they are subject. The reader's attention is particularly drawn to the Risk Factors identified in the Company's June 27, 1996 Prospectus, incorporated hereto by reference, which could affect the Company's performance, and could cause actual results to differ materially from any forward-looking statements with respect to future periods.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

   None.

ITEM 2.  CHANGES IN SECURITIES.

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   None.

ITEM 5.  OTHER MATTERS.

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
  No.         Description                                               Page
- -------       -----------                                               ----

 3.1*         Certificate of Incorporation

 3.2*         By-Laws

 4.1*         Specimen certificate for the Common Stock of the Company

(b) Reports on Form 8-K

  None.


- ---------------
* Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form SB-2 (Registration No. 333-3836).