Form 10QSB
period 1996-09-30
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1996-11-13
CIK 1012468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-11835

                The American Materials & Technologies Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                                            33-0659916
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                                 5915 Rodeo Road
                              Los Angeles, CA 90016
                    (Address of principal executive offices)

                                 (310) 841-5200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value per share, 4,139,062 shares issued and outstanding on November 8, 1996.

Transitional  Small Business Disclosure Format (check one):  Yes      No  X
                                                                 ---     ---

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet at September 30, 1996        3


          Condensed Consolidated Statement of Operations - Three-month
          and Nine-month periods ended September 30, 1996 and 1995          4


          Condensed Consolidated Statement of Cash Flows - Nine-month
          periods ended September 30, 1996 and 1995                         5



          Notes to Condensed Consolidated Financial Statements              6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7



                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings                                                10
Item 2.   Changes in Securities                                            10
Item 3    Default upon Senior Securities                                   10
Item 4.   Submission of Matters to a Vote of Security Holders              10
Item 5.   Other Matters                                                    10
Item 6.   Exhibits and Reports on Form 8K                                  10

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


      ASSETS
Current assets
      Cash and short term investments                                                            $ 4,622,535
      Accounts receivable, net of allowance of $123,965                                            3,812,692
      Inventories                                                                                  1,846,024
      Prepaid expenses and other current assets                                                      587,971
                                                                                                 -----------
           Total current assets                                                                   10,869,222
                                                                                                 -----------
Property and equipment, less accumulated depreciation and amortization of $470,772                 4,111,655
Other assets                                                                                         271,562
                                                                                                 -----------
                                                                                                 $15,252,439
                                                                                                 ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                           $ 1,823,876
      Notes payable-affiliate
      Accrued liabilities                                                                          1,911,942
      Current portion of term loan-bank                                                              112,000
      Taxes payable                                                                                  242,101
                                                                                                 -----------
           Total current liabilities                                                               4,089,919
                                                                                                 -----------
      Term loan-bank                                                                                 364,001
      Revolving credit facility-bank
                                                                                                 -----------
           Total liabilities                                                                       4,453,920
                                                                                                 -----------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, par value $0.01 per share, authorized 5,000,000 shares; none issued and outstanding
      Common stock, par value $0.01 per share, authorized 15,000,000; issued
      and outstanding 3,849,272                                                                       38,493
      Additional paid-in capital                                                                  10,399,732
      Retained earnings                                                                              360,294
                                                                                                 -----------
           Total stockholders' equity                                                             10,798,519
                                                                                                 -----------
                                                                                                 $15,252,439
                                                                                                 ===========

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)


                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                   ---------------------------------------------------------------------------------
                                     September 30, 1996   September 30,1995  September 30, 1996   September 30,1995
                                                          Combined (Note 1)                       Combined (Note 1)
                                   ---------------------------------------------------------------------------------
Net sales                                    $5,735,353          $4,062,524         $16,404,301         $12,033,099
                                   ---------------------------------------------------------------------------------
Costs and expenses
   Materials                                  2,936,202           2,051,877           8,136,896           5,692,316
   Fixed and variable                         1,380,484           1,491,852           4,128,565           4,336,801
   manufacturing
   Selling, general  and                        937,971             651,399           2,537,095           1,879,405
   administrative
   Research and development                     130,379              76,901             331,479             236,965
                                   ---------------------------------------------------------------------------------
                                              5,385,036           4,272,029          15,134,035          12,145,487
                                   ---------------------------------------------------------------------------------
Income  from operations                         350,317            (209,505)          1,270,266            (112,388)
Interest income                                 (70,362)                                (70,362)
Interest expense                                 33,644             160,104             402,797             584,499
                                   ---------------------------------------------------------------------------------

Income (loss) before income taxes               387,035            (369,609)            937,831            (696,887)
Provision for income taxes                       87,402                                 252,641
                                   ---------------------------------------------------------------------------------
Income (loss) before                         $  299,633         ($  369,609)        $   685,190        ($   696,887)
extraordinary item
                                   ---------------------------------------------------------------------------------
Extraordinary loss on early                      28,586                             $    28,586
extinguishment of debt
Net income                                   $  271,047         ($  369,609)        $   656,604
====================================================================================================================
Per share:

Income before extraordinary loss             $     0.08                             $      0.27
Extraordinary loss                           $     0.01                             $      0.01
Net income                                   $     0.07                             $      0.26
Weighted average number of common             3,873,515                               2,552,091
shares

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                   September 30, 1996  September 30, 1995
                                                                        Combined (Note 1)
                                                   --------------------------------------
Cash used in operations:
Net income (loss)                                       $    656,604          ($ 696,887)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
      Depreciation and amortization                          408,849             953,731
      Non-cash interest expense                               78,247                  --
      (Increase) decrease in current assets:
        Accounts receivable                               (1,385,087)           (634,972)
        Inventory                                            123,286             (58,948)
        Prepaid expenses and other current assets           (276,706)            382,837
        Other assets                                        (127,311)
      Increase (decrease) in current liabilities:
        Accounts payable                                    (767,481)            183,131
        Accrued liabilities                                  356,425            (434,594)
        Taxes payable                                        242,101                  --
      Decrease in other assets                                                   (30,740)
                                                        ------------           ---------
Net cash used in operating activities:                      (691,073)           (336,442)
                                                        ------------           ---------
Cash used for investing activities:
      Capital expenditures                                  (136,083)           (139,723)
                                                        ------------           ---------
Net cash used for investing activities                      (136,083)           (139,723)
                                                        ------------           ---------
Cash provided by financing activities:
      Repayment of Note-payable affiliate                 (3,150,000)
      Borrowings under revolving credit                    3,013,280             696,386
      Repayments under revolving credit                   (4,728,996)           (290,297)
      Payment of term loan-bank                              (83,999)                 --
      Proceeds from issuance of common stock              10,225,889              50,000
                                                        ------------           ---------
Net cash provided by financing activities                  5,276,174             456,089
                                                        ------------           ---------
Net decrease  in cash                                      4,449,018             (20,076)
Cash at beginning of period                                  173,517             109,586
                                                        ------------           ---------
Cash at end of period                                   $  4,622,535           $  89,510
                                                        ============           =========

Supplementary Information
      Cash paid for interest                            $    363,677           $     132
      Cash paid for taxes                               $      3,200           $     800

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The information contained in these unaudited consolidated financial statements is condensed from that which would appear in the Company's annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements of December 31, 1995. The unaudited condensed consolidated financial statements as of September 30, 1996 and 1995 and for the quarterly and nine month periods then ended include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations and cash flows for the periods ended September 30, 1995 represent those of Culver City Composites Corporation prior to its acquisition by the Company combined with the results of the Company during the same period. There were no intercompany transactions.

2. NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of outstanding common stock and dilutive common stock equivalents from the assumed exercise of stock options and warrants.

3. SALE OF COMMON STOCK

         On July 5, 1996 the Company completed an initial public offering ("IPO") for the sale of 2,000,000 shares of its common stock at $5.50 per share. Subsequently, on July 26, 1996, the underwriter exercised an IPO related option to purchase an additional 296,000 shares at $5.50 per share. The proceeds were used to repay the outstanding loans under the Revolving Facility and repay loans of $3,150,000 and interest of $172,000 to an affiliate. The Company may reborrow as needed under the Revolving Facility. The remaining funds have been invested in short term investment grade securities pending their use to fund potential acquisitions and capital expenditures. The Company's common stock is traded on both the Nasdaq SmallCap Market (symbol "AMTK") and the Pacific Stock Exchange (symbol "MTK"). On July 30, 1996 the Company sold to a director of the Company 11,364 shares for a total consideration of $50,001.60.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

         AMT was incorporated in Delaware on March 29, 1995 and operates in the advanced materials and technologies industries. AMT is a holding company with one operating subsidiary, Culver City Composites Corporation ("CCC"). AMT's activities for the period March 29, 1995 (inception) to December 19, 1995 produced no revenue, and were limited to the acquisition of CCC. On December 19, 1995 AMT acquired all the stock of CCC. The following discussion reviews the financial results of the Company for the three and nine month periods ended September 30, 1996, as compared to the financial results of CCC combined with AMT for the three and nine month periods ended September 30, 1995.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and September 30, 1995

         Sales were $5,735,000 (compared to $4,063,000), an increase of $1,673,000 or 41% over the corresponding period in 1995. The Company estimates that volume increases accounted for approximately 80% of the total and price increases accounted for the remainder.

         For the quarter ended September 30, 1996, the Company realized a gross profit margin of $1,419,000, or 24.7% of sales (compared to 13% of sales in 1995), an increase of $900,000 or 173% over the corresponding period of 1995. The improvement was a result of the larger sales volume to cover relatively fixed manufacturing costs. In addition, the Company reduced by 7% or $110,000 the overall costs to manufacture its products through a series of programs including lowering workman's compensation and other insurance costs and improving management of disposal of hazardous wastes.

         Material cost of sales remained at 51%, the same as the prior quarter and the same as the quarter ended September 30, 1995. Effective at the end of the second quarter, the Company's major supplier increased glass prices by 3.8%, on top of an 8% increase in early 1996. There is no assurance that the Company will be able to pass this latest price increase on to its customers. If it is unable to do so, the Company anticipates that this price increase would have a material adverse effect on the Company's gross profit margins.

         Selling, general and administrative expenses increased by $287,000 or 44% to $938,000 as the Company added additional experienced staff in sales, sales support, investor relations, and administration.

         Research and development expenses were $130,000 in the third quarter of 1996, an increase of $53,000 or 70% over the comparable period of 1995. The Company intends to continue to expand these activities to develop new products (including the new Siloxirane resin system) and to qualify its products for additional aerospace uses.

         Interest expense was $34,000 for the third quarter of 1996 compared to $160,000 for the same quarter in the prior year. The decrease was due to the reduction of debt in July, 1996 when the Company used the proceeds from the IPO to repay all interest bearing debt except the term loan of $476,000.

         The unusual loss of $28,586 after tax ($39,127 pre tax) consists of costs connected with the early retirement of a loan made by an affiliate of the Company.

Nine Months Ended September 30, 1996 and September 30, 1995

         Sales were $16,404,000 (compared to $12,033,000), an increase of $4,371,000 or 36% over the corresponding period in 1995. The Company estimates that volume increases accounted for over three quarters of the increase and price increases accounted for the remainder. Boeing and GE remained as the Company's largest customers.

         For the nine months ended September 30, 1996, the Company realized a gross profit margin of $4,139,000, or 25% of sales (compared to 17% of sales), an increase of $2,135,000 over the corresponding period of 1995. The improvement was a result of a decrease in fixed and variable costs of manufacturing which more than offset an increase in materials.

         Selling, general and administrative expenses increased $646,000 or 34% to $2,526,000 as the Company added additional experienced staff in sales, sales support, investor relations, and administration.

         Research and development expenses were $331,000 in the first half of 1996, an increase of $94,000 or 40% over the comparable period of 1995. The Company intends to continue to expand these activities to develop new products (including the new Siloxirane resin system) and to qualify its products for additional aerospace uses.

         Interest expense was $403,000 for nine months, a decrease of $584,000. Debt levels in the first half of 1996 were approximately 50% what they were in 1995, although the interest rate was substantially higher. The decrease was due to the reduction of debt in July, 1996 when the Company used the proceeds from the IPO to repay all interest bearing debt except the term loan of $476,000.

         As of September 30, 1996, the Company had net operating loss carry forwards for federal income tax purposes. Due to the change-in-ownership provisions of Section 382 of the Internal Revenue Code, the amount available to offset future taxable income of the Company is limited to approximately $320,000 per year for the next fifteen years.

         The unusual loss of $28,586 after tax ($39,127 pre tax) consists of costs connected with the early retirement of a loan made by an affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used $5,657,546 to acquire CCC on December 19,1995. The Company financed the purchase of CCC with loans aggregating $3,150,000 from an affiliate and borrowings under its Revolving Credit Agreement. The Revolving Credit Agreement consists of a $560,000 term loan and a $4,440,000 Revolving Facility, with borrowing levels tied to a formula based on inventory and accounts receivable. The borrowings under the Revolving Credit Agreement are secured by all the assets of the Company. The Company paid approximately $4,900,000 to purchase the shares of CCC and approximately $700,000 with respect to closing and pre-closing expenses.

         For the nine month period ended September 30, 1996, cash used in operations was $656,000, as cash generated (including a $123,000 decrease in inventory due to lower levels of work in process), was not sufficient to fund the increase in receivables ($1,386,000) resulting from the increase in sales and a decrease of $767,000 in accounts payable (to bring suppliers to their credit terms). The $277,000 increase in prepaid expenses and other current assets consists to a large extent of insurance prepaid at the end of the second quarter. These items were offset by an increase of $356,000 in accrued expenses.

         On July 5, 1996 the Company completed an initial public offering for the sale of 2,000,000 shares of its common stock at $5.50 per share. Subsequently, on July 26, 1996, the underwriter exercised an IPO related option to purchase an additional 296,000 shares at $5.50 per share. The proceeds were used to repay the outstanding loans under the Revolving Facility and repay loans of $3,150,000 and interest of $172,000 to an affiliate. The Company may reborrow as needed under the Revolving Facility. The remaining funds have been invested in short term investment grade securities pending their use to fund potential acquisition and capital expenditures. The Company's common stock is traded on both the Nasdaq SmallCap Market (symbol "AMTK") and the Pacific Stock Exchange (symbol "MTK").

         Capital expenditures were $136,000 for the nine months ended September 30, 1996. The Company plans to expend over $500,000 to install three new liquid bulk storage tanks, modify its resin mixing facilities, and purchase additional testing equipment.

         The backlog at September 30, 1996 was $6.6 million.

         The Company believes that existing cash, short term investment balances, available borrowings under the Company's Revolving Credit Agreement, and cash flows from operations will be sufficient to meet currently projected needs for working capital and capital expenditure for the next fiscal year. These needs do not include the impact of any acquisition the Company may make.


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

         None.

ITEM 5. OTHER MATTERS.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
  No.             Description
------            ---------
3.1*              Restated Certificate of Incorporation of the Company

3.2*              Amended and Restated By-Laws of the Company

4.1*              Specimen certificate for the Common Stock of the Company

(b) Reports on Form 8-K

         None.



------------------------

* Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form SB-2 (Registration No. 333-3836)