Form 10KSB
period 1996-12-31
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1997-03-31
CIK 1012468

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------



     X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

Transition Report under Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 ( No fee Required)

                                    001-11835
                                    ---------

                             Commission file number



                      THE AMERICAN MATERIALS & TECHNOLOGIES

                                   CORPORATION

                 (Name of small business issuer in its charter)

                              ---------------------

              DELAWARE                      2295                33-0659916
   (State or other jurisdiction of     (Primary Standard     (I.R.S. Employer
   incorporation or organization)      Industrial        Identification Number)
                                       Classification
                                       Code Number)



      5915 RODEO ROAD, LOS ANGELES, CALIFORNIA                        90016
      ----------------------------------------                        -----
      (Address of Principal  Executive Offices)                     (Zip Code)


                                 (310) 841-5200
                                 --------------
                 (Issuer's Telephone Number Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

  TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                 -----------------------------------------

COMMON STOCK, $0.01 PAR                THE PACIFIC STOCK EXCHANGE INCORPORATED
   VALUE PER SHARE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR PAST 90 DAYS. YES [X] NO [ ]


CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $22,410,718

THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION, BASED ON THE AVERAGE CLOSING BID AND ASKED PRICES AS REPORTED BY NASDAQ ON MARCH 20, 1997 WAS $14,758,816. THERE WERE 4,393,554 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF MARCH 20, 1997.



                             ---------------------

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The American Materials & Technologies Corporation ("AMT," and together with its subsidiaries, the "Company"), was incorporated in Delaware in March 1995. AMT had no material operations until December 19, 1995, when it acquired Structural Polymer Systems, Inc. (renamed Culver City Composites Corporation) ("CCC"), from a subsidiary of Montedison S.p.A., an Italian multinational conglomerate, for $5,687,154. On November 22, 1996, the Company acquired control of Carbon Design Partnership Limited, located in Totnes, Devon, UK ("Carbon Design"), buying 51% of Carbon Design's authorized shares for approximately $590,000. On February 27, 1997, the Company purchased all of the assets of Grafalloy L.P. ("Grafalloy"), for cash and stock totaling approximately $9.6 million, including acquisition costs, and the assumption of certain liabilities.



THE COMPANY

     The Company manufactures and sells advanced composites and products made therefrom. Advanced composites are a combination of high performance reinforcement fabrics or fibers (such as fiberglass, carbon, or aramid) and a polymer (such as epoxy, phenolic, or polyimide). The combination of high performance reinforcement fabrics or fibers with polymers forms an advanced composite with exceptional structural properties. The Company both provides raw materials to parts manufacturers and manufactures finished parts. Neither of the Company's finished parts manufacturers, Carbon Design, acquired November 22, 1996, or Grafalloy, acquired February 27, 1997, contributed materially to sales or net income in fiscal 1996.

     The Company believes that increased aircraft build rates, coupled with the decrease in available capacity caused by other companies' plant shutdowns during the past few years, will lead to increased demand for product from the remaining advanced composite manufacturing companies. The Company believes that it can employ its significant excess production capacity to achieve greater sales and profitability as a result of this expected increased demand. Also, the Company plans to acquire additional companies in the advanced materials or technologies industries which the Company believes will enable it to continue to expand its customer base, reduce costs, and offer new products. The Company believes that many companies with annual sales under $50 million that supply or utilize advanced materials and technologies in their manufacturing operations are potentially available for purchase and consolidation by the Company.



BUSINESS

Prepreg Business

     The Company coats or impregnates a variety of fabrics or fibers with polymers to produce a "prepreg," an advanced composite which is molded into parts for use in a variety of aerospace, defense, industrial and recreational products. The Company specializes in three major product lines and in a variety of specialized products. These lines include aircraft interiors, high temperature resin systems used in aircraft engines, and ablative products used in rockets. The Company believes that it is a leader in sales of advanced composites containing the high temperature resin system PMR-15 for jet engine applications, and a leading supplier of advanced composites used in aircraft interiors.

     Markets and Products
     --------------------

     The Company estimates that industry sales to the aerospace and defense advanced composites markets in which it competes totaled approximately $800 million worldwide in 1995, with approximately $450 million of those sales in North America. The Company believes that the market growth rate for advanced composites of the type produced by its prepreg business has, in the past, been closely correlated to the overall build rate of commercial and military aircraft because these customers constitute by far the largest source of demand. The Company believes this will continue to be the case for the next several years. The Company believes that the advantages of lower weight and resulting fuel economy will cause aircraft manufacturers to use increasing amounts of advanced composite materials, particularly in newer models and development programs. For example, recently developed military aircraft such as the stealth fighter and the B-2 bomber and commercial aircraft such as the Boeing 777 contain a higher percentage by weight of advanced composites than the older aircraft they replace.

     Orders for aerospace materials generally lag behind the award of contracts for new aircraft by a considerable period. Thus, the level of new aircraft procurement normally will not have an impact on aerospace orders received by the Company for about one to three years.

     In the defense and aerospace markets, manufacturers of advanced composites generally are selected to supply a particular advanced composite material often a year or two ahead of its actual use in production by the customer. Typically, a lengthy development and testing process is required before the advanced composite is deemed "qualified" in meeting the customer's specifications. In aircraft production, this process can require approval of finished parts by the Federal Aviation Administration. The Company has qualified its advanced composites to meet over 200 specifications for use in the defense, aerospace and communications markets.

     The Company sells its prepreg products to the aerospace, communications, defense, and recreation markets. Major customers include: The Boeing Company, General Electric Company, Lockheed Martin Corporation, McDonnell Douglas Corporation, de Havilland Inc., the Aerojet division of GenCorp Inc. and Daimler-Benz AG.

     Key materials produced by the Company include:

     S-2(R) and E-Type Fiberglass prepregs. These materials are low-cost and lightweight, exhibit high strength, and are used in overhead bins, seats, lavatories, and other items in aircraft and train interiors.

     Carbon fiber based prepregs. These materials exhibit superior strength-to-weight ratios compared to glass materials, and are used in interior applications such as floor panels which require greater strength characteristics, aircraft engine components where both strength and heat resistance are key attributes, and in secondary structure applications.

     Aramid, Quartz, and Ceramic prepregs. Aramid fiber is exceptionally resistant to impact and is used in aircraft and various armor protection applications. Quartz and ceramic fibers are resistant to extremely high temperatures and are used in various aerospace and general industrial applications including engine and missile components.

     Approximately 30% of the Company's annual prepreg sales in 1996 and 1995 were derived from contracts where the Company is the sole source supplier.
Sales to the prepreg business's two largest customers, Boeing and General Electric, accounted for 31% and 30% of prepreg business sales in 1996 and 1995, respectively. The Company believes that the loss of any of its principal prepreg customers could have a materially adverse effect on the Company.

     The Company advertises in trade magazines, provides press releases and publicity for trade newsletters, solicits business through both domestic employee sales personnel and independent domestic and foreign sales representatives, and attends and exhibits at major trade shows as means of developing existing and new business. In cases where two or more companies are qualified on a given product, business is generally obtained through competitive bidding.

     Status of New Products
     ----------------------

     The Company has agreements with two other companies to develop and commercialize certain new resin systems for prepreg applications. One, Superimide 800(TM), is designed to exhibit superior high temperature resistance in aerospace and military applications. The second, Siloxirane(TM), is designed to exhibit superior chemical, abrasion and high temperature resistance for use in aerospace, military and industrial applications. These polymers are currently in the development stage and have not been introduced to the market.

Design & Fabrication Business

     The Company, principally through its recently acquired subsidiary, Carbon Design Partnership Limited, performs design engineering and custom manufacture of advanced composite parts using a variety of proprietary manufacturing processes and technologies. The Company produces a wide variety of custom designed parts for industrial, sporting and recreational uses. Its principal customers include companies in the sporting goods, engineering, industrial construction and film-making industries. The Company will continue to seek customers with advanced composite parts requirements which are suited to the particular manufacturing capabilities of the Company. Design and fabrication business accounted for less than 1% of the Company's revenues for 1996.

Subsequent Event - Acquisition of Grafalloy L.P.

     On February 27, 1997, the Company acquired all of the assets and assumed certain liabilities of Grafalloy L.P., a manufacturer of graphite golf shafts. Grafalloy specializes in the development of high performance, high quality shafts and manufactures a wide variety of graphite shaft models for players of various ages and skill levels. More players used Grafalloy's ultralight driver shaft to win tournaments on both the PGA and Senior PGA tours in 1996 than any other driver shaft model.

     Grafalloy manufactures and distributes several lines of golf shafts, ranging from light and flexible shafts that provide ultralight weight and high trajectory for senior players to stiff, low torsion shafts with low balance point and exceptional clubhead feel for professional and experienced players. Grafalloy has been able to develop market leader positions in some notable categories. The Company's ProLite(TM) shaft had the most wins on the PGA and Senior PGA tours in 1996. Additionally, the Company believes that the ProLite(TM) 35 shaft was the top selling ultralight shaft among clubmakers in 1996. The Company intends to use both tour usage and innovations in shaft design, such as ultralight weight and low balance point, to build brand awareness and customer preference.

     The Company distributes its golf shaft products to two market segments: the original equipment manufacturers segment, which consists of companies who specialize in the design, assembly, and marketing of golf clubs, and the components segment, which consists of individual professional clubmakers and hobbyists who purchase and assemble golf club components for sale or their personal use. The Company uses catalog distributors, such as Golfsmith, to distribute its standard product line of branded shafts to the components market. Demand in the original equipment market is primarily influenced by price and unique club design, while demand in the component segment is influenced by brand strength, shaft performance, quality, and price. Grafalloy's sales for fiscal 1996 were evenly split among these two markets, with OEM business growing at a significantly greater rate than the components market.


COMPETITION

     The Company's CCC subsidiary operates in a highly competitive industry. CCC's competitors, Hexcel Corporation, Fiberite, Inc. and Cytec, Inc., are considerably larger than the Company in size and financial resources. A consolidation of one or more of CCC's larger competitors could have a material adverse effect on CCC's business.

     To the Company's knowledge, in the aerospace and defense markets, it is the fourth-largest manufacturer of advanced composite prepregs. Depending upon the material and markets, relevant competitive factors in the prepreg business include price, delivery, service, quality, and product performance. The Company's ability to compete effectively in the prepreg business will depend on its products' functional features and upon the ability of the Company to attract and retain qualified personnel, to maintain and expand its technological capabilities, to sell existing products to new customers, to develop new products for existing customers, to service its products, and to further develop its sales force or enter into satisfactory arrangements for the marketing of its products.

     U.S. graphite golf shaft companies compete, both domestically and internationally, with Japanese, Korean, Taiwanese, and Chinese companies for sales to U.S. OEMs. Japanese and U.S. companies compete primarily on performance, quality and service, while Korean, Chinese and Taiwanese companies compete primarily on price. The Company competes in the golf shaft business with Aldila, Inc., Unifiber Corporation, Horizon Sports Technologies and other makers of graphite shafts, as well as makers of steel shafts. Many of the Company's competitors in the golf shaft business have significant financial resources, have achieved lower cost structures than the Company's and have superior product development and manufacturing capabilities. In order to complete successfully in the golf shaft industry, the Company intends to invest in increasing its marketing, product development and manufacturing capabilities.


SOURCES OF SUPPLY

     Worldwide aircraft production has increased substantially over the past two years and is expected to remain at these increased levels until at least the year 2000. Increased production is expected to further increase demand for glass, carbon and other fibers. There are a limited number of worldwide suppliers of aerospace grade and other advanced composite fibers, including Owens Corning Fiberglass Corporation and PPG Industries, Inc. for fiberglass, Hexcel Corporation, Amoco Performance Products, Inc., Toho Carbon Fibers, Inc., Toray International, Inc. and certain licensees of these companies for carbon, and E.I. du Pont de Nemours & Co. and Akzo Nobel for aramid fibers. All of these companies supply fiber which goes into the Company's products. Due to increased aircraft manufacture and an increasing use of advanced composite materials in other industrial and recreational products, there can be no assurance that future supplies of these fibers will be adequate to meet overall industry demand or that prices will remain stable in the industry. In fact, the price of fiberglass, since December 31, 1994, has increased 16% and supply has been adversely impacted at times by demand in the electronics and other markets. Carbon fiber is currently in a worldwide shortage and is being allocated to certain markets by suppliers. Capacity increases for carbon fiber have been announced, and are expected to result in increased availability beginning in 1998.

     The Company is dependent on a consistent supply of carbon fiber/epoxy ("CF/E") tape to make golf shafts. In order to ensure an adequate supply of CF/E tape to meet golf shaft customer demand, the Company has entered into a two-year supply agreement for CF/E tape with a major supplier. Pricing is based on current market conditions. The Company believes that the terms of this agreement are adequate to ensure sufficient supplies of this material will continue to be available to the Company at competitive pricing.

     The Company purchases woven fabric, principally for the prepreg business, from a number of manufacturers including Clark Schwebel, Inc., Hexcel Corporation, JPS Glass Fabrics, Inc. and BGF Industries, Inc. One supplier accounted for over 70% of total fabric supply for the prepreg business in the years ended December 31, 1996 and 1995. The Company believes it has a satisfactory relationship with that supplier, and that if that supplier were unable to supply the Company, it would be able to obtain fabric from other suppliers. However, there is no assurance that such other suppliers would offer fabric on terms as favorable as those presently available.

     The Company's polymers include epoxy, phenolic and polyimide resins. Most resins have been developed internally and others, such as PMR-15, are licensed from other organizations. In many cases, multiple qualified sources of woven and raw fiber, packaging and other product constituents exist. The Company has several sole source suppliers, including suppliers of various resins, which the Company believes to be stable sources of supply or capable of replacement at limited additional cost.

     Although the Company believes that it has adequate supplies of key materials to supply existing products and customers, there exists the possibility that the limited number of suppliers, including the Company's sole source suppliers, could experience a disruption in manufacturing or supply capability which would adversely affect the Company's ability to supply products to its customers. Substitutes for certain materials might not be readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company's business.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities provide a variety of services including qualification support; research and development of new resins, substrates and combinations thereof; process support for the production group; engineering of customers' parts; and the design of innovative golf shafts. In the years ended December 31, 1996 and 1995, combined research and development expenditures for the Company's current subsidiaries were $1,047,750 and $719,374, respectively. Budgeted research and development expenditures for 1997 are approximately $1,600,000.


PATENTS, TRADEMARKS AND TECHNOLOGY

     Most of the Company's prepreg resin systems are based on proprietary formulations and represent the cumulative effects of over 50 years of formulation technology and qualifications in this industry. The Company licenses the formulation for the PMR-15 resin from the National Aeronautics and Space Administration and licenses other technologies from other companies. Most manufacturing processes and design capabilities developed and currently held by the Company are also proprietary in nature. The Company intends to protect its proprietary technology through applications for patents when and where appropriate. The Company currently holds no patents.

     The Company's trademarks include AMT(TM), CULVER CITY COMPOSITES(TM), GRAFALLOY(R), GRAFALLOY LADY CLASSIC(R), LADY CLASSIC(R), SENIOR CLASSIC(R), CLASSIC LITE(TM), ATTACKLITE(TM), PRO M29 ATTACK(TM), and others. The Company holds licenses for the marks SUPERIMIDE(TM) POWERCOIL(R) and PROLITE(R).


ENVIRONMENTAL MATTERS

     Environmental control regulations have not had a significant adverse effect on the overall operations of the Company. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

     An environmental site assessment authorized by Montecatini U.S.A., Inc., a subsidiary of Montedison S.p.A. and the former owner of CCC, determined that there had been a leak of acetone into the ground at the Culver City manufacturing facility. Although acetone is not on the federal hazardous substances list, it is on California's hazardous substances list. The Company removed the source of the leak and is currently monitoring the dissipation of the acetone.

PERSONNEL

     The Company had 173 full-time, permanent employees and approximately 125 temporary production employees on March 21, 1997. Of the permanent employees, 132 were in manufacturing and the remainder were administrative, sales, engineering, marketing, and clerical employees. A total of 49 employees are represented by the Stove, Furnace, and Allied Appliance Workers Division, International Brotherhood of Boilermaker, Iron Ship Builders, Blacksmiths, Forgers and Helpers, under a contract that expires April 30, 1997. Management believes labor relations to be generally good.



Subsequent Event - AIK Industrie GmbH

On March 19, 1997, the Company announced that it had signed a letter of intent with AIK Industries GmbH ("AIK"), a German company, to form a company that would be owned 51% by the Company and 49% by AIK. The new company would sell advanced composites in Europe and other selected markets.

     Except for historical facts contained herein, the foregoing Business section contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors set forth under the caption "Risk Factors" in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 27, 1996.



ITEM 2: DESCRIPTION OF PROPERTY:

     The Company leases the following properties:

1. a 40,000 square foot corporate headquarters, research and development and manufacturing facility in Los Angeles, California, and a 37,000 square foot manufacturing facility located nearby in Culver City, California. These leases expire in 2005 and 2006, respectively, and each may be extended for another ten years at the Company's option.

2. a 6,000 square foot manufacturing and administrative facility in Devon, England. The lease for this facility expires in December 1997.

3. a 21,000 square foot manufacturing and administrative facility in El Cajon, California. The lease for this property expires in December 1997, and may be extended for three years at the Company's option.


ITEM 3: LEGAL PROCEEDINGS

     From time to time, the Company may be involved in litigation from claims arising from its operations in the normal course of business. As of the date of this Form 10-KSB, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of the Company's stockholders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has traded on the Nasdaq Small Cap Market under the symbol "AMTK" and on the Pacific Stock Exchange under the symbol "MTK," since the Company's initial public offering on July 5, 1996. The table below sets forth the quarterly high and low sales prices as reported on the Stock
Market.

      YEAR ENDED DECEMBER 31, 1996        HIGH              LOW
      Third Quarter                       8                4
      Fourth Quarter                      6 5/8            3 1/2

   The above figures represent interdealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

   As of December 31, 1996, the Company had approximately 1600 stockholders, including those whose shares are held in brokerage accounts.

   The Company has never paid any dividends on its Common Stock and currently intends to retain any earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future. CCC's revolving credit agreement contains certain restrictions on the timing and amounts of dividends which might adversely affect the Company's ability to pay dividends in the future.


RECENT SALES OF UNREGISTERED SECURITIES.

    Registrant has sold and issued the following unregistered securities:

ISSUANCES OF COMMON STOCK

                                                               NUMBER              PURCHASE
NAME                                                          OF SHARES             PRICE                 DATE SOLD
----                                                          ---------            --------               ---------
1.   Steven Georgiev.................................           521,623           $  4,500                  4/10/95

2.   Paul W. Pendorf.................................           521,623              4,500                  4/10/95

3.   Palomar Medical Technologies, Inc...............           173,874              1,500                  4/10/95

4.   William A. Timmerman............................           173,874              1,500                  4/10/95

5.   Joyce A. Huber..................................            10,818                 93                 12/08/95

6.   Edward M. Giles.................................            16,228             10,500                 12/08/95

7.   Celide S. Hogan.................................             7,728              5,000                 12/08/95

8.   C.F. Stone III..................................            11,592              7,500                 12/08/95

9.   Edoardo B. Fornaro..............................            30,911             20,000                 12/08/95

10.  Mercury, L.P....................................            38,638             25,000                 12/08/95

11.  Haviland and Associates(1) .....................             9,999             34,504                 12/10/95

12.  Advanced Polymer Sciences, Inc..................            25,000            100,000                  4/02/96

13.  Robert V. Glaser................................            11,364             50,002                  7/30/96

14.  Palomar Medical Technologies, Inc...............           289,790            375,000                 10/16/96

15.  Advanced Polymer Sciences, Inc..................            75,000                 (2)                  1/1/97

16.  Grafalloy L.P. .................................           179,492                 (3)                 2/27/97

               Total.................................         2,097,554

----------

(1) Also received an option to purchase 9,999 shares of Common Stock at an exercise price of $1.50 per share on December 22, 1995.

(2) Issued in consideration for the extension of an exclusive license granted pursuant to a Joint Venture Agreement dated March 20, 1996.

(3) Issued as partial consideration for the purchase of the assets of Grafalloy L.P.

         The sales and issuance of securities in the above-described transactions were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. Appropriate legends restricting transferability are affixed to the stock certificates issued in each of the above-described transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

OVERVIEW

     AMT was incorporated in Delaware on March 29, 1995 and operates in the advanced materials and technologies industries. AMT is a holding company whose activities for the period March 29, 1995 (inception) to December 19, 1995 produced no revenue and were limited to the acquisition of CCC. For most of 1996, its sole operating subsidiary was Culver City Composites Corporation ("CCC"). In November 1996, AMT acquired a majority interest in a second operating subsidiary, Carbon Design Partnership Limited ("Carbon Design"), for which AMT paid a purchase price of approximately $590,000. Carbon Design accounted for less than 1% of the Company's revenues and net income for fiscal 1996. The following discussion reviews the financial results of the Company for the year ended December 31, 1996, compared to the financial results of CCC combined with AMT for the year ended December 31, 1995.

     The following table presents a comparison of the 1996 and 1995 results to be discussed below:

                                             Historical
                                                                    Combined         The
                                          CCC            AMT        AMT & CCC      Company
                                                         Period
                                         Period        March 29,
                                      January 1,           1995          Year
                                        1995 to  (inception) to         Ended   Year ended
                                    December 19,    December 31,  December 31, December 31,
                                           1995            1995          1995         1996

    Statement of Operations Data:

    Net sales                           $15,300            $616       $15,916      $22,411

    Cost of sales                        13,040             518        13,558       16,750

    Gross margin                          2,260              98         2,358        5,661

    Operating expenses:
       Selling, general and               2,424             350         2,774        3,621
       administrative

       Research and development             331               7           338          535

    Income (loss) from operations          (495)           (259)         (754)       1,505

    Interest expense, net                   585              18           603          303

    Extraordinary loss on early               -               -             -           29
    extinguishment of debt, net of tax

    Income tax expense                        -               -             -          239

    Net income (loss)                    (1,080)           (277)       (1,357)         934

    Net income (loss) per common shares                   (0.18)                       .32


    Weighted average number of                            1,517                      2,956
    common shares

    Other Data

    Depreciation expense                  1,214              43         1,257          601

    Earnings (loss) before                  719            (216)          503        2,077
    interest, taxes, depreciation
    and amortization (EBITDA)


RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995 (COMBINED)

     The Company's net sales were $22,411,000 for fiscal 1996 compared to $15,916,000 for fiscal 1995, an increase of $6,495,000 or 41%. The Company estimates that volume increases accounted for over three-quarters of the increase and price increases accounted for the remainder. The primary reason for volume increases was a recovery in the commercial aircraft industry due to increased aircraft orders. The acquisition of Carbon Design accounted for less than 1% of 1996 revenues. Boeing and GE remained as the Company's largest customers together accounting for approximately 31% of sales.

     For fiscal 1996, the Company realized costs of sales of $16,750,000 and a gross margin of $5,661,000 or 25% of sales, compared to fiscal 1995 cost of sales of $13,558,000 and gross margin of $2,358,000 or 15% of sales. Fiscal 1996 costs of sales increased $3,192,000 or 24% while gross margin increased $3,303,000 or 140% over fiscal 1995. The improvement was a result of a continued decrease in fixed manufacturing costs and reductions in variable costs of manufacturing which more than offset an increase in materials, particularly in fiberglass fabrics.

     Selling, general and administrative expenses were $3,621,000 for fiscal 1996 compared to $2,774,000 for fiscal 1995, an increase of $847,000 or 31%, as the Company added additional experienced staff in sales, sales support, investor relations, and administration and increased marketing efforts and customer contact.

     Research and development expenses were $535,000 for fiscal 1996 compared to $338,000 for fiscal 1995, an increase of $197,000 or 58%. The Company intends to continue to expand these activities to develop new products (including the Siloxirane(TM) and Superimide 800(TM) resin systems) and to qualify its products for additional aerospace and commercial uses.

     Interest expense was $434,000 for fiscal 1996 compared to $603,000 for fiscal 1995, a decrease of $169,000. Debt levels in the first half of 1996 were approximately 50% what they were in 1995, although the interest rate was substantially higher. The decrease was principally due to the reduction of debt in July, 1996 when the Company used the proceeds from its initial public offering ("IPO") to repay all interest-bearing debt except for the term loan, which was approximately $476,000. During the second half of 1996, the Company earned $131,000, principally on investments in commercial paper with the Company's bank by investing the remaining proceeds of the IPO.

     Income from operations was $1,505,000 for fiscal 1996 compared to a loss of $(754,000) in fiscal 1995, an increase of $2,259,000. Increased volumes, reductions in costs per production unit and targeted spending on sales and qualifications, along with stable administrative headcounts, all contributed to the increase.

     As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes. Due to the change-in-ownership provisions of
Section 382 of the Internal Revenue Code, the amount available to offset future taxable income of the Company is limited. The Company believes that the amounts available in future years will approximate $500,000 per year for the next fourteen years. Income tax expense was $239,000 in 1996, an increase of $239,000. 1995 was a loss year for both book and tax purposes.

     The extraordinary loss of $28,586 after tax is for the early retirement of a loan made by an affiliate of the Company.



LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1996, cash used in operations was $379,000, as cash generated (including a $546,000 decrease in inventory due to lower levels of both raw materials and work in process) was not sufficient to fund
(a) the increase in receivables ($1,138,000) resulting from the increase in sales, (b) a decrease of $886,000 in accounts payable and (c) a decrease of $159,000 in accrued liabilities to bring suppliers to their credit terms and favorably settle an outstanding workers' compensation claim. The $238,000 increase in prepaid expenses and other current assets consists to a large extent of insurance prepaid at the end of the second quarter. The increase in other non-current assets of $336,000 principally represents costs incurred on numerous acquisition activities which the Company is pursuing.

     Capital expenditures were $365,000 for the year ended December 31, 1996. The Company plans to spend in excess of $800,000 (of which $443,000 is committed at March 20, 1997) to install three new liquid bulk storage tanks, modify its resin mixing facilities, purchase additional testing equipment and to make a number of other investments in facilities and infrastructure. These additions are expected to be financed principally through cash flows of the Company and drawings on its revolving line of credit. Additional expenditures are planned for adding new equipment for new business initiatives which may require additional financing. Should additional funding be sought, the Company may choose to finance some of the current projects also.

     On November 22, 1996, the Company used approximately $590,000 to acquire a majority of the authorized capital shares of Carbon Design Partnership Limited.

     On July 5, 1996 the Company completed an initial public offering for the sale of 2,000,000 shares of its common stock at $5.50 per share. Subsequently, on July 26, 1996, the underwriter exercised its option to purchase an additional 296,000 shares at $5.50 per share. The proceeds were used to repay the outstanding loans under the Company's revolving credit facility and repay loans of $3,150,000 and interest of $172,000 to an affiliate. The Company may reborrow as needed under the revolving facility. The remaining funds were invested in short term investment grade securities pending their use to fund the acquisitions of the majority interest in Carbon Design Partnership Limited on November 22, 1996 and the acquisition of the assets of Grafalloy L.P. on February 27, 1997. These acquisitions were financed with a combination of the Company's invested proceeds from the IPO ($4,600,000), drawings from the revolving line of credit ($2,500,000) and internal cash flow ($400,000).

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

Subsequent Event
----------------

     On February 27, 1997, the Company acquired all of the assets and assumed certain liabilities of Grafalloy L.P. (the "Seller"), a manufacturer of graphite golf shafts. The purchase price of approximately $9.6 million included a cash payment to the Seller of approximately $6.4 million, a cash payment of approximately $500,000 to the Seller's principal lender, and acquisition costs of approximately $315,000. In addition, the Company issued 179,492 shares of common stock to the Seller, and issued three notes to the Seller in the aggregate principal amount of approximately $1.7 million, of which $747,254 bears interest of the rate of 12% and the remainder bears interest at the rate of 7%. An $800,000 note is due 13 months after the date of the acquisition. A $747,254 note is due as follows: $300,000 is due in May 1997 and the balance is due in equal installments 9 and 18 months after the date of the acquisition, respectively. A $175,000 note is due as follows: $5,000 is due per month, with a final balloon payment due 6 months after the date of the acquisition.

To pay for the acquisition, the Company used all of its available cash and borrowed approximately $2.5 million under its revolving line of credit. As a result, the Company's remaining availability under the revolving line of credit was approximately $1.2 million following the acquisition.

     The Company believes that current financing, together with available borrowings under the Company's revolving credit agreement and cash flows from operations will be sufficient to meet currently projected needs for working capital and capital expenditures for the next fiscal year. These needs do not include the impact of any acquisition the Company may make after March 28, 1997.

     Except for historical facts contained therein, the foregoing paragraphs contain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors set forth under the caption "Risk Factors" in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 27, 1996.

     The Company's common stock is traded on both the Nasdaq SmallCap Market (symbol "AMTK") and the Pacific Stock Exchange (symbol "MTK").



ITEM 7: FINANCIAL STATEMENTS

     See pages F-1 through F-31


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 30, 1997, which is to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1996 (the "Definitive Proxy Statement"), is incorporated herein by reference.

ITEM 10: EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Executive Officers and Directors" in the Definitive Proxy Statement is incorporated by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement is incorporated by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Definitive Proxy Statement is incorporated by reference.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS:


               Exhibit No.              Description
               ----------               -----------

                  3.1*     Restated Certificate of Incorporation of the Company

                  3.2*     Amended and Restated By-Laws of the Company

                  4.1* Specimen certificate for the Common Stock of the Company

                  4.2*     Form of Representative's Warrant

                  1.5*     Form of Lock-Up Agreement

                  10.2* Consulting Agreement with Steven Georgiev, dated April 15, 1995

                  10.3*    Employment Agreement with Paul W. Pendorf, as amended

                  10.3.1*  Option Agreement for Paul W. Pendorf

                  10.4* Employment Agreement with William A. Timmerman, as amended

                  10.4.1*  Option Agreement for William A. Timmerman

                  10.5*    Employment Agreement with Philip D. Cunningham

                  10.6*    Employment Agreement with Lesley Jay Cohen, Ph.D.

                  10.7* Purchase Agreement between the Company and Montecatini U.S.A., Inc., dated November 16, 1995.

                  10.8* Assignment and Assumption Agreement between the Company and AMT Sub, Inc. dated December 19, 1995

                  10.9* Lease Agreement dated March 1, 1996 with respect to real property located at 5915 Rodeo Road, Los Angeles, California, between Rodeo Properties, Inc. as lessor and the Company as lessee

                  10.10* Lease Agreement dated December 20, 1995 with respect to real property located at 5610 Helms Avenue, Culver City, California, between Sybel Heller

                           Revocable Trust as lessor and the Company as lessee

                  10.11* Lease Agreement dated December 8, 1988 with respect to real located at 8592 National Boulevard, Culver City, California, between Lawrence Greener, trustee of the Lawrence and Rosemary Greener Trust, as lessor and the Company as lessee, together with Amendments #1-4 thereto

                  10.12* Lease Agreement dated October 31, 1994 with respect to real property located at 3517 Schaeffer Street, Culver City, California, between Bostwick & Newman as lessor and the Company as lessee, together with Amendment #1 thereto

                  10.13* Loan and Security Agreement between Culver City Composites Corporation and LaSalle Business Credit, Inc., dated December 19, 1995

                  10.14* $560,000 Term Note of the Company dated December 19, 1995 in favor of LaSalle Business Credit, Inc.

                  10.15* $4,400,000 Revolving Note of the Company dated December 19, 1995 in favor of LaSalle Business Credit, Inc.

                  10.16* Guaranty of the Company in favor of LaSalle Business Credit, Inc., dated December 19, 1995

                  10.17* Stock Pledge Agreement between the Company and LaSalle Business Credit, Inc., dated December 19, 1995

                  10.18* Warrant for the purchase of 250,000 shares of common stock, $0.01 par value per share, of the Company, at an price of $1.50 per share, issued to Palomar Medical Technologies, Inc., dated December 19, 1995

                  10.19* Joint Venture Agreement dated March 20, 1996 between the Company and Advanced Polymer Systems, Inc.

                  10.20*   1996 Incentive and Nonqualified Stock Option Plan

                  10.21.1* Form of Option Agreement -- Incentive Stock Option

                  10.21.2* Form of Option Agreement -- Nonqualified Stock Option

                  10.22* Agreement dated as of July 10, 1995 between Structural Polymer Systems, Inc. and the Stove, Furnace, and Allied Appliance Workers Division, International Brotherhood of Boilermaker, Iron Ship Builders, Blacksmiths, Forgers and Helpers, AFL-CIO, CFL, Local Lodge No. S230

                  10.23* Retirement Plan for Hourly-Rate Employees of Structural Polymer Systems, Inc., effective as of August 1, 1994

                  10.24* Amended and Restated Assignment Agreement with Steven Georgiev, dated June 25, 1996

                  10.25* Amended and Restated Assignment Agreement with William A. Timmerman, dated June 25, 1996

                  10.26*   Amended and Restated Assignment Agreement with Paul
                           W. Pendorf, dated June 25, 1996

                  10.27* Form of Underwriting Agreement between the Company and H.J. Meyers & Co., Inc.

                  10.28* Form of Financial Consulting Agreement between the Company and H.J. Meyers & Co., Inc.

                  10.29* Form of Merger and Acquisition Agreement between the Company and H.J. Meyers & Co., Inc.

                  10.30** Consulting Agreement with Steven Georgiev, dated July 30, 1996

                  10.31**  Form of Indemnity Agreement for Directors of Company

                  10.32** Agreement among the Company, Carbon Design Partnership Limited, Steradian Advanced Composites GmbH, Brian P. Key, Didier Balcou, Titanic Holdings Limited, Stuart A. Lewis, J. Mark Crouchen and Michael W. Commander, dated November 22, 1996

                  10.33** Consulting Agreement with MapleWood, Inc. dated July 1, 1996

                  10.34 Asset Purchase Agreement dated February 27, 1997 by and among the Company, Grafalloy Acquisition Corporation, Grafalloy L.P. and Grafalloy, Inc.

                  10.35 Employment Agreement between Grafalloy Acquisition Corporation and William C. Gerhart, dated February 27, 1997

                  10.36    Guaranty of the Company, dated February 27, 1997

                  10.37 Lease Agreement between Grafalloy, Inc. and Robert Campbell and Alice C. Campbell, dated July 21, 1993, together with addendum and amendments thereto

                  21.1     Subsidiaries of the Company

                  24.1     Power of Attorney (attached to signature page)

* Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-3836, as originally filed with the Securities and Exchange Commission on April 19, 1996 and thereafter amended.

** Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-11755, as originally filed with the Securities and Exchange Commission on September 11, 1996 and thereafter amended.



(b) Reports on Form 8-K

      The Company did not file any report on Form 8-K for the quarter ended December 31, 1996.

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE

     THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION AND SUBSIDIARIES:

          Independent Auditors' Report...................................    F-2
          Consolidated Balance Sheet at December 31, 1996 and 1995 ......    F-3
          Consolidated Statement of Operations for the year ended
           December 31, 1996 and the period March 29, 1995 (inception)
           to December 31, 1995 .........................................    F-4
          Consolidated Statement of Stockholders' Equity (Deficit)
           for the year ended December 31, 1996, and
           for the period March 29, 1995 (inception) to
           December 31, 1995 ............................................    F-5
          Consolidated Statement of Cash Flows for the year ended
           December 31, 1996 and the period March 29, 1995 (inception)
           to December 31, 1995..........................................    F-6
          Notes to Consolidated Financial Statements ....................    F-7

          CULVER CITY COMPOSITES CORPORATION:

          Independent Auditors' Report...................................   F-17
          Consolidated Balance Sheet at December 19, 1995 ...............   F-18
          Consolidated   Statement  of  Operations   for  the
          period January 1, 1995 to December  19, 1995 ..................   F-19
          Consolidated  Statement of Stockholders'  Equity (Deficit)
          for the period January 1, 1995 to December 19, 1995............   F-20
          Consolidated Statement of Cash Flows for the period
          January 1, 1995 to December 19, 1995 ..........................   F-21

          Notes to Consolidated Financial Statements ....................   F-22

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
and Stockholders of
The American Materials & Technologies Corporation and Subsidiaries


     We have audited the accompanying balance sheet of The American Materials & Technologies Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996 and for the period March 29, 1995 (Inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Materials & Technologies Corporation and Subsidiaries as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period March 29, 1995 (Inception) to December 31, 1995 in conformity with generally accepted accounting principles.









                                                  FELDMAN RADIN & CO., P.C.
                                                  Certified Public Accountants


New York, New York
March 26, 1997

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31

                    ASSETS                                1996                 1995
                    ------                             -----------          ----------
Current assets
   Cash and short term investments                     $ 4,655,229  $       $  173,517
   Accounts receivable, net of allowance of
   $123,056 and $104,000, respectively.                  3,824,448           2,427,605
   Inventories                                           1,456,152           1,969,310
   Prepaid expenses and other current assets               519,490             311,265
                                                       -----------          ----------
        Total current assets                            10,455,319           4,881,697
Property and equipment, less accumulated depreciation
and amortization of $644,101 and $42,904, respectively   4,359,409           4,403,440
Goodwill                                                   517,494
Other assets                                               362,627             144,251
                                                       -----------          ----------
                                                       $15,694,849          $9,429,388
                                                       ===========          ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities
Accounts payable                                       $ 1,956,703          $2,591,357
Notes payable-affiliate                                          -           3,071,757
Accrued liabilities                                      1,393,701           1,555,517
Current portion of term loan-bank                          112,000             112,000
Taxes payable                                              218,499                   -
                                                       -----------          ----------
       Total current liabilities                         3,680,903           7,330,631
                                                       -----------          ----------
Term loan-bank                                             336,000             448,000
Revolving credit facility-bank                                   -           1,715,696
                                                       -----------          ----------
       Total liabilities                                 4,016,903           9,494,327
                                                       -----------          ----------
Minority Interest                                           70,281
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share,
   authorized 5,000,000 shares; none issued
   and outstanding
   Common stock, par value $0.01 per share,
   authorized 15,000,000; issued and
   outstanding 4,139,062 in 1996 and
   1,516,908 in 1995                                        41,391              15,169
   Additional paid-in capital                           10,909,735             197,167
   Retained earnings (deficit)                             656,539            (277,275)
                                                       -----------          ----------
         Total stockholders' equity                     11,607,665             (64,939)
                                                       -----------          ----------

                                                       $15,694,849          $9,429,388
                                                       ===========          ==========



                                                                              19
                     See notes to the financial statements.

                    THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                                      AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Period March 29,
                                                    Year Ended     1995 (inception)
                                                   December 31,           to
                                                     1996        December 31, 1995
                                                   -----------   -----------------

Net sales                                          $22,410,718          $  616,372

Costs and expenses
  Materials                                         11,174,735             307,799
  Fixed and variable manufacturing                   5,575,032             210,396
  Selling, general and administrative                3,621,074             350,418
  Research and development                             534,522               6,760
                                                   -----------          ----------
                                                    20,905,363             875,373
                                                   -----------          ----------
Income (loss) from operations                        1,505,355            (259,001)
Interest income                                        130,708
Interest expense                                       434,463              18,274
                                                   -----------          ----------
Income (loss) before income taxes                    1,201,600            (277,275)
Provision for income taxes                             239,200                   -
                                                   -----------          ----------
Income (loss) before extraordinary item                962,400            (277,275)
Extraordinary  loss on  early  extinguishment
of debt, net of tax                                     28,586                   -
                                                   -----------          ----------
Net income (loss)                                  $   933,814          $ (277,275)
                                                   ===========          ==========
Per share:
Income (loss) before extraordinary loss            $       .33          $     (.18)
Extraordinary loss                                 $      (.01)         $        -
Net Income (loss)                                  $       .32          $     (.18)
Weighted average number of common shares             2,955,521           1,516,900








                          See notes to the financial statements.

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         For the year ended December 31, 1996 and the Period
                           March 29, 1995 (Inception) to December 31, 1996

                                      Common
                                      Shares                                                 Total
                                   Outstanding                 Additional    Retained    Stockholders'
                                     par value                   Paid-in      Earnings       Equity
                                       $.01        Amount        Capital     (Deficit)     (Deficit)
                                   -----------     ------      ----------    ---------   ------------

Balance - March 29, 1995                     0     $     0    $         0     $      0    $         0
   Issuance of common stock          1,516,908      15,169        118,924                     134,093
   Issuance of warrant                                             78,243                      78,243
   Net loss                                                                   (277,275)      (277,275)
                                     ---------     -------    -----------     --------    -----------
Balance - December 31,1995           1,516,908      15,169        197,167     (277,275)       (64,939)
   Issuance of common stock          2,332,364      23,324     10,341,637                  10,364,961
   Exercise of warrant by affiliate    289,790       2,898        370,931                     373,829
   Net income                                -                                 933,814        933,814
                                     ---------     -------    -----------     --------    -----------
Balance - December 31, 1996          4,139,062     $41,391    $10,909,735     $656,539    $11,607,665
                                     =========     =======    ===========     ========    ===========




                                                                              21


                    See notes to the financial statements.

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Period March 29,
                                                           Year Ended       1995 (inception) to
                                                       December 31, 1996     December 31, 1995
                                                       -----------------    -------------------

Cash provided by (used for) operations:
Net income (loss)                                       $   933,814             $ (277,275)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
   Depreciation and amortization                            601,197                 42,904
   Non-cash interest expense                                 78,243                      -
  (Increase) decrease in current assets and
   liabilities net of business acquisition:
      Accounts receivable                                (1,138,766)               (51,305)
      Inventory                                             546,307                (42,558)
      Prepaid expenses and other current assets            (237,595)                 4,958
      Accounts payable                                     (885,996)               763,395
      Accrued liabilities                                  (159,349)                 9,029
      Taxes payable                                         218,499                      -
   Increase (decrease) in other assets                     (335,765)                   802
                                                        -----------             ----------
Net cash provided by (used for) operating activities:      (379,411)               449,950
                                                        -----------             ----------
Cash used for investing activities:
   Capital expenditures                                    (365,392)                (4,376)
   Acquisition of SPS Holdings, Inc. and
       subsidiary net of cash acquired of $29,608                 -             (5,657,546)
   Acquisition of Carbon Design Partnership Limited
       Net of cash  acquired  of $57,013                   (534,579)                     -
                                                        -----------             ----------
Net cash used for investing activities                     (899,971)            (5,661,922)
                                                        -----------             ----------
Cash provided by (used for) financing activities:
   Repayment of Note-payable affiliate                   (3,150,000)
   Borrowing under note payable affiliate                                        3,150,000
   Borrowings under revolving credit                     21,848,466              2,275,696
   Repayments under revolving credit                    (23,564,162)                     -
   Payment of term loan-bank                               (112,000)                     -
   Loan origination costs                                                         (174,300)
   Proceeds from exercise of affiliate's warrant            373,829                      -
   Proceeds from issuance of common stock                10,364,961                134,093
                                                        -----------             ----------
Net cash provided by financing activities                 5,761,094              5,385,489
                                                        -----------             ----------
Net increase (decrease) in cash                           4,481,712                173,517
Cash at beginning of period                                 173,517             -
                                                        -----------             ----------
Cash at end of period                                   $ 4,655,229             $  173,517
                                                        ===========             ==========

Supplementary Information
        Cash paid for interest                          $   434,463             $        -
        Cash paid for taxes                             $    20,701             $        -




                                                                              22
                     See notes to the financial statements.

                                      F-6

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS:

     The American Materials & Technologies Corporation (the "Company"), a holding company, was incorporated in the State of Delaware on March 29, 1995 to acquire and manage businesses in the advanced materials and technologies industries. As more fully described in Note 3, the Company has completed two acquisitions. The first acquisition of Culver City Composites Corporation ("CCC"), (formerly known as SPS Holdings, Inc. and subsidiary) occurred on December 19, 1995 and these financial statements contain the results of operations subsequent to that date. The acquisition of Carbon Design Partnership, Limited (formerly Carbon Design, Ltd.) occurred November 22, 1996. The results of operations from December 1, 1996 forward are included in these financial statements



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash
----

     The Company maintains its operating cash in demand deposit accounts which, at times, may exceed federally insured limits. The Company also invests in commercial paper with its commercial bank on a short term basis up to 30 days. These investments are not insured. The Company has not experienced any losses in such bank accounts or short-term investments.


Inventories
-----------

     Inventories are stated at the lower of cost or market. Cost is determined based on actual costs.


Property and Equipment
----------------------

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method of depreciation over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight line basis over the shorter of the useful life of the improvement or the term of the lease (including tenant options). Expenditures for maintenance and repairs are expensed when incurred; expenditures for betterments are capitalized. Assets which are believed to have been impaired are written down to realizable values as required in statement of Financial Accounting Standard No 121 "Accounting for the Impairment of Long Lived Assets to be Disposed of ". Application of this statement had no material affect in 1996.


Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company, Culver City Composites Corporation, its wholly owned subsidiary, and Carbon Design Partnership Ltd., a 51% owned subsidiary, from the dates of acquisition. All significant intercompany accounts and transactions have been eliminated.


Revenue Recognition
-------------------

     Revenues are recognized at the time of shipment when the earnings process is considered complete. Allowances are maintained to reflect the estimated exposure to product returns.

Income Taxes
------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (FAS109) - Accounting for Income Taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 11 for additional information.


Foreign Currency
----------------

     The functional currency for the Company's foreign subsidiary is the Pound Sterling. The translation from applicable foreign currencies to U.S. Dollars is performed for balance sheet accounts using current exchanges rates and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses, net of applicable, deferred income taxes, were insignificant at December 31, 1996.

     The company conducts business in a number of different countries, which was, in all material respects, denominated in U.S. dollars.


Earnings (Loss) per Common Share
--------------------------------

     Earning (Loss) per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and includes the effect of stock options and warrants in those periods where the effect is dilutive.


Stock Based Compensation
------------------------

     The Company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement No. 123 of the Financial Accounting Standards Board, "Accounting for Stock Based Compensation", the Company intends to continue to apply APB Opinion No. 25 for purposes of determining net income and has adopted the pro forma disclosure requirements of Statement No. 123 in its annual financial statements for 1996. For purposes of the financial statements the differences between amounts calculated under SFAS 123 and APB 25 are not significant and therefore pro forma information is not required.


Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from estimates.


Environmental Remediation Costs
-------------------------------

     The Company's policy is to accrue remediation liabilities when it is probable that a liability exists and the costs can be reasonably estimated. The Company's estimates of these costs are based on existing technology, current enacted laws and regulations and the Company's current legal obligations regarding remediation and site-specific costs. These liabilities are adjusted when the effect of new facts or changes in law or technology are determinable. The Company's liability for environmental remediation totaled $30,000 at December 31, 1996 and 1995.


Research and Development
------------------------

     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.


Fair Value of Financial Instruments
-----------------------------------

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Financial Instrument", which requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivablees, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.


NOTE 3 - INITIAL PUBLIC OFFERING

     On July 5, 1996 the Company completed an initial public offering for the sale of 2,000,000 shares of its common stock at $5.50 per share. Subsequently, on July 26, 1996, the underwriter exercised an IPO related option to purchase an additional 296,000 shares at $5.50 per share. The proceeds were used to repay the outstanding loans under the Revolving Facility and repay loans of $3,150,000 and interest of $172,000 to an affiliate. The Company may reborrow as needed under the Revolving Facility. The remaining funds were invested in short term investment grade securities pending their use to fund the acquisitions of a 51% interest in Carbon Design Partnership Ltd. on November 22, 1996 and the acquisition of the assets of Grafalloy L.P. on February 27, 1997.


NOTE 4 - BUSINESS ACQUISITIONS

     On December 19, 1995, the Company's wholly owned subsidiary AMT Sub, Inc., acquired all of the outstanding stock of SPS Holdings, Inc., a company whose wholly owned subsidiary, Structural Polymer Systems, Inc., manufactured and marketed advanced composite materials for the aerospace, and defense industries utilizing both proprietary and non-proprietary resin systems. The purchase price of $5,687,154, which included direct acquisition costs of $669,180, included a $4,917,974 cash payment to Montecatini USA, Inc. (the "Seller"), SPS Holdings, Inc.'s owner and parent. The purchase was financed in part from proceeds received by the Company from the sale of its common stock, loans obtained from an affiliated party and a bank line of credit and term loan (Notes 7 and 9.) The purchase agreement provides for certain indemnifications by the Seller. Following the acquisition, SPS Holdings, Inc. and its subsidiary merged with AMT Sub, Inc. and AMT Sub, Inc., changed its name to Culver City Composites Corporation. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Culver City Composites Corporation have been included in the Company's consolidated financial statements since the date of acquisition.

     The purchase agreement provides for certain indemnification by the seller. Certain of these indemnifications are contractual indemnifications made by a third party to the seller and survive the ownership change.

     On November 22, 1996, the Company acquired 51% of the outstanding stock of Carbon Design Ltd., a company which manufactures and markets composite parts for recreational and industrial uses. The purchase price of $589,936 which includes direct acquisition costs of $87,135, included a cash payment to the owners. The cash payment was financed through the cash flow of the Company. Following the acquisition, the name of Carbon Design Ltd. was changed to Carbon Design Partnership Ltd. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Carbon Design Partnership Ltd. have been included in the Company's consolidated financial statements since December 1, 1996.

     The purchases described above include, at fair value, the following assets and liabilities.

                                      SPS Holdings, Inc.   Carbon Design Ltd.
         Current Assets                   $4,575,000           $346,000
         Property Plant and Equipment      4,346,000            185,000
         Other Assets                         46,000                  -
         Liabilities Assumed               2,869,000            388,000


Subsequent Event
----------------

     On February 27, 1997, the Company acquired all of the assets and assumed certain liabilities of Grafalloy L.P. (the "Seller"), a manufacturer of graphite golf shafts. The purchase price of approximately $9.6 million included a cash payment to the Seller of approximately $6.4 million, a cash payment of approximately $500,000 to the Seller's principal lender, and acquisition costs of approximately $315,000. In addition, the Company issued 179,492 shares of Common Stock to the Seller, and issued three notes to the Seller in the aggregate principal amount of approximately $1.7 million, of which $747,254 bears interest at the rate of 12% and the remainder bears interest at the rate of 7%. An $800,000 note is due 13 months after the date of the acquisition. A $747,254 note is due as follows: $300,000 is due in May 1997 and the balance is due in equal installments 9 and 18 months after the date of the acquisition, respectively. A $175,000 note is due as follows: $5,000 is due per month, with a final balloon payment due 6 months after the date of the acquisition. To pay for the acquisition, the Company used all of its available cash and borrowed approximately $2.5 million under its existing revolving line of credit.

     The following unaudited condensed balance sheet is given to reflect the acquisition of Grafalloy as if the combination had occurred on December 31, 1996:

                                                          (000)
  Cash                                                 $   208
  Other current assets                                   7,319

Property, plant and equipment, net                       5,785

Intangible assets and other                              8,560
                                                       -------
     Total Assets                                      $21,872
                                                       =======

Current Liabilities                                    $ 5,455
Long-term debt and other                                 4,091
Stockholders' equity                                    12,326
                                                       -------
                                                       $21,872
                                                       =======

     Following a full evaluation by management of the fair value of all of the assets and liabilities acquired, certain reallocations with respect to the above values may be made.

     The acquisition will be accounted for by the purchase method from the date of acquisition and, accordingly, the financial statements presented do not contain any amounts related to the acquisition.


     The following table presents the pro forma unaudited information for 1996 and 1995 as if Carbon Design and Grafalloy L.P. had been acquired at January 1 of each year. Certain pro forma adjustments were made to determine the following pro forma information including increased interest expense assuming the acquisition and related capital contribution and the issuance of acquisition debt at the beginning of the period, new compensation agreements affected after the close of the transaction and revisions to the useful lives and depreciable bases of the assets.



                                                Year Ended     Year Ended
                           000's               December 31,   December 31,
                                                   1996           1995
                                               ------------  -------------
                Net Sales                        $33,841         $ 23,043
                Net Income (Loss)                  1,385           (2,519)
                Earnings (Loss)
                 per Common Share                $  0.44         $  (1.49)


NOTE 5 - STOCK DIVIDEND

     On February 5, 1996, the Company issued a stock dividend of 1.1591612 new shares for each old share. All references to amounts per share and number of shares have been adjusted to give retroactive effect to this transaction.

NOTE 6 - INVENTORIES

   Inventories consist of the following at December 31,

                                          1996             1995
                                       ----------      ----------
    Raw Materials                      $  978,122      $1,166,801
    Work-in-process                       478,030         802,509
                                       ----------      ----------
                                       $1,456,152      $1,969,310
                                       ==========      ==========


     Because manufactured product is shipped to the customer upon completion of the manufacturing process, no substantial inventory of finished goods is maintained.

NOTE 7 - PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following at December 31,

                                                           1996          1995
                                                      ----------     ----------

    Machinery and equipment                            3,206,285      2,856,669
     Leasehold improvements                            1,485,486      1,453,288
    Construction in progress                             249,007         31,483
    Computers                                             62,732        104,904
                                                      ----------     ----------
                                                       5,003,510      4,446,344
    Less  accumulated depreciation and amortization      644,101         42,904
                                                      ----------     ----------

                                                      $4,359,409     $4,403,440
                                                      ==========     ==========

NOTE 8- NOTE PAYABLE - STOCKHOLDER

     From December 19, 1995 to July 5, 1996, the Company was obligated under a promissory note to a company in which the Company's Chairman is an officer and director (the "Lender") in the amount of $3,000,000. The interest rate on the note was 10% per annum. The note, together with accrued interest thereon, was paid without premium or penalty on July 5, 1996. From December 19,1995 to July 5, 1996, the Company was also obligated under a $150,000 promissory note to a company in which the Company's chairman was an officer and director. The interest rate on the note was 10% per annum. This note was paid in full with no penalty on July 5, 1996.

     In conjunction with the $3,000,000 note, on December 19, 1995, the Company issued a warrant to purchase 289,790 shares of the Company's stock at $1.29 per share to a Company in which the Company's chairman is an officer and director. The warrant was exercised for the full number of shares on September 30, 1996. A value of $78,243 was assigned to the warrant when issued. The Company amortized the discount as a component of interest expense until July 5, 1996 when the note was paid in full and the loss on early extinguishment of debt was recognized for the unamortized portion.

     The interest charged to operations for these notes for the year ended December 31, 1996 and the period March 29, 1996 (inception) to December 31, 1995 was $201,153 and $9,675, respectively.

NOTE 9 - ACCRUED LIABILITIES

     Amounts in accrued liabilities at December 31:

                                                 1996               1995
                                           ----------         ----------

    Amounts due to employees               $  599,731         $  481,451
     Liability for idle facilities             31,500            267,471
    Amounts due others                        762,470            646,595
    Amounts due to affiliates                                    160,000
                                           ----------         ----------
                                           $1,393,701         $1,555,517
                                           ==========         ==========

NOTE 10 - CREDIT FACILITIES

     On December 19, 1995 Culver City Composites Corporation entered into a Loan and Security Agreement providing for a revolving credit facility of $4,440,000 and a term loan in the amount of $560,000. The credit facility's original term runs to December 19, 1998 and is automatically renewable from year to year thereafter. Interest is charged on the revolving note at the rate of 1 1/2% above the prime rate. The revolving credit facility also provides for Letters of Credit aggregating up to $750,000. A fee of 1% per annum is to be paid on the aggregate undrawn face amount of all outstanding Letters of Credit. A fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility. The Loan and Security Agreement requires, among other things, the company to maintain certain financial covenants including tangible net worth, interest coverage, debt service coverage ratios, and restrictions on capital expenditures. The credit facility is secured by substantially all of the assets of the Company. Closing costs charged by the bank in connection with the credit facility of $67,000 are included in loan origination costs on the Company's balance sheet and are amortized over a period of three years. For the year ended December 31, 1996 and for the period December 20, 1995 to December 31, 1995 the amount of interest charged to operations was $233,310 and $8,599.

     As mentioned above, the credit facility provides for a term loan of $560,000. The term note bears interest at the annual rate of 1 1/2% above the prime rate and is payable in successive monthly installments on the first day of each month based on an amortization schedule of sixty equal and level payments. The entire unpaid principal balance of the term loan is due upon the expiration of the original term of the Loan and Security Agreement or upon the expiration of the renewal period. Should expiration occur at the 36th or 48th month, the Company is to pay eleven monthly installments equal to the amounts paid during the original term followed by a final installment payable equal to the then unpaid principal balance upon the renewal date. The Company guarantees to the bank the amounts borrowed under the credit facility and under the terms of a Stock Pledge Agreement with the bank, has pledged the stock and all additional shares of stock or other securities at any time issued by CCC.

     Annual maturities of this term loan are as follows:

                                   1997                     $112,000
                                   1998                      112,000
                                   1999 and thereafter       224,000


     The effective annual interest rates on the term and revolving notes for the year ended December 31, 1996 and the period December 20 to December 31, 1995 were 9.75% and 10.25% and 10% and 10.5%, respectively.

     As a result of the Company's acquisition of Grafalloy, referred to in Note 4, the Company's remaining availability under the Loan and Security Agreement was approximately $1.2 million after the acquisition.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

     The Company leases its principal manufacturing and office facilities under non-cancelable operating leases with lease terms of up to ten years expiring through the year 2006. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions and certain base rents are subject to annual increases determined by indexing.

   Minimum future lease payments on operating lease commitments are approximately:

                                   1997                $  660,798
                                   1998                   622,626
                                   1999                   622,071
                                   2000                   587,304
                                   2001                   583,504
                                Thereafter              2,183,676

     Rent expense for the year ended December 31, 1996 and for the period March 29, 1995 through December 31, 1995 amounted to approximately $682,683 and $18,467, respectively. Included in commitments are lease payments of $26,250 for 1997, which were accrued as part of the loss on idle facility..



Employment Agreements
---------------------

     The Company has entered into employment agreements with certain of its executive officers expiring on March 24, 1998. The agreements provide for aggregate annual base compensation of $262,650 per year as well as for incentive bonuses which are payable upon the attainment of specified management goals.

     In addition, the agreements entered into on March 25, 1995 provide for the issuance of stock options for the purchase of an aggregate of 133,303 shares of the Company's common stock, which grants will vest in three equal installments on the first, second and third anniversaries of the effective date of the initial public offering. The options are exercisable for a period expiring ten years after issuance. The purchase price is $0.86 per share, subject to adjustment in the event of stock dividends, stock splits, or other adjustment events.

     In 1996, the Company entered into additional employment contracts with key employees which expire at various dates. The agreements provide for annual base compensation of an aggregate of $358,000 per annum as well as incentive bonuses. The agreements provide for the issuance of 37,000 stock options with exercise prices of $1.00 to $4.00 per share, vesting in equal increments over a four year period.

Other Matters
-------------

     Culver City Composites Corporation is involved in certain litigation and other legal matters which are being defended and handled in the ordinary course of business. While the ultimate results of the matters described above cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.

NOTE 12 - INCOME TAXES:

     The Company adopted SFAS 109, which permits the recognition of a deferred tax asset if it is more likely than not that the future tax benefit will be realized. The Company does not recognize a deferred tax asset except to the extent that future years' deductible items will offset future years' taxable items or will, as loss carrybacks, generate a refund in the current and two previous years.

     Income tax expense (benefit) is comprised of the following:

     The income tax provisions (benefit) for the periods presented are summarized as follows:

                                                              March 29, 1995
                                                                (Inception)
                                            Year Ended              to
                                         December 31, 1996    December 31, 1995
                                         -----------------    -----------------


        Current                              $                 $
             U.S. federal                      203,200                 -
             State                              36,000                 -
        Deferred
             U.S. federal                            -                 -
             State                                   -                 -
                                              --------         ---------
        Total Income Tax Expense              $239,200         $       -
                                              ========         =========

     Deferred tax assets and liabilities are comprised of the following:

                                                                  March 29, 1995
                                                Year Ended          (Inception)
                                             December 31, 1996         to
                                                                 December 31, 1995
                                             -----------------   -----------------
        Depreciation                            $  618,346        $  184,291
                                                ----------        ----------
        Gross deferred tax liabilities             618,346           184,291
        Net operating loss carryforwards         3,360,000         1,632,000
        Inventory valuation                        140,968           166,000
        Deferred Compensation                      100,444
        Expense accruals                            91,930            92,458
        Allowance for bad debts                     49,222            64,000
        Allowance for loss on idle facility         12,600            69,905
        Uniform capitalization costs                 7,269            12,400
        Pensions                                     5,029             4,793
                                                ----------        ----------
        Gross deferred tax assets                3,767,462         2,041,556
                                                ----------        ----------

        Deferred tax asset valuation allowance   3,149,116         1,857,265
                                                ----------        ----------

        Net Deferred Tax Asset                  $        -        $        -
                                                ==========        ==========

        The following table reconciles the Federal statatory tax rate of 34% to the Company's effective tax rate for each of the following years:

                                                      December 31,
                                                   1996         1995
                                                   ----         ----

        U.S. Federal statuatory
         tax rate...............................    34%        (34%)
        State income taxes (benefit)
         net of U.S. Federal income
         tax benefit............................     6          (6)
        Benefits of operating
         loss carryforwards.....................   (20)
        Losses for which no
         tax benefit is provided................     -          40
                                                    --          --

        Effective Tax Rate                          20%          0%
                                                    ==          ==


     At December 31, 1995, the Company had generated net operating loss carryforwards of approximately $200,000 for federal tax purposes. To the extent not utilized, the federal net operating loss carryforwards will expire in 2010. In addition, as the result of the acquisition of Culver City Composites Corporation on December 19, 1995, the Company had at December 31, 1996 and 1995, approximately $32,165,000 and $32,665,000, respectively, of net operating loss carryforwards for federal income tax purposes which will be expire beginning in fiscal year 2002. The utilization of these operating losses is limited to approximately $500,000 each year as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred on December 19, 1995.

NOTE 13 - EMPLOYEE BENEFIT PLANS:

Defined Benefit Plan
--------------------

     The Company maintains a defined benefit pension plan covering all bargaining unit employees which provide for monthly benefit payments upon retirement. The benefits are based on a fixed monthly payment for each year of credited service. Plan contributions are made in accordance with ERISA regulations. The plan maintains investments in various pooled funds at a bank.

     Net periodic pension costs and net pension liability for the years ended December 31, 1996 and 1995 amounted to $23,003 and $38,285, and $31,568 and
$11,982, respectively. The funded status of the plan and amounts recognized in the consolidated balance sheets at December 31, 1996 and December 31, 1995, were based on a valuation date of August 1.

Defined Contribution Plan
-------------------------

     Substantially all non-bargaining unit employees of the Company participate in a defined contribution plan. The plan contains a matched savings provision that permits both pretax and after tax employee contributions. Participants can contribute up to 12% of their annual salary and receive a matching contribution from the employer according to the provisions of the plan document. The

                                                                              31
defined contribution plan expense for the year ended December 31, 1996 and for the period December 20, 1995 through December 31, 1995 was $65,608 and $2,200, respectively.

     Because the acquisition of CCC occurred on December 19, 1995, no expense for the plan was recorded by the Company in its financial statements at December 31, 1995. The information presented below is intended to assist the reader in identifying the size, scope and range of costs for the plan.

     The components of net pension costs are as follows:

                                                                      Period January
                                                   December 31,         1, 1995 to
                                                      1996           December 19, 1995
                                                   -----------       -----------------

      Service cost for benefits earned              $24,533               $23,343

      Interest cost on projected benefit obligation  70,809                62,195

      Expected return on plan assets                (78,659)               (56,924)

      Prior service cost amortization                 8,639                 8,639

      Net actuarial (gain) loss assumption          (10,319)               (5,685)

      Expenses                                        8,000
                                                    -------               -------

      Net pension costs                             $23,003               $31,568
                                                    =======               =======



     The following table sets forth the funded status of the plan and amounts recognized in the consolidated balance sheet at December 19, 1995 and December
31, 1994, based on a valuation date of August 1:


                                               December 31, 1996     December 19, 1995
                                               -----------------     -----------------

    Actuarial present value of benefit obligations
      Vested benefit obligation                     $899,249             $788,440
      Non-vested benefit obligation                    1,552                  416
                                                    --------             --------
      Projected benefit obligation                  $900,801             $788,856

    Plan assets at fair value                        862,516              776,874
                                                    --------             --------

    Plan assets less than projected benefit          (38,285)             (11,982)
    obligation

    Unrecognized net (gain) loss                       8,660               (8,305)

    Unrecognized prior service cost                   71,199               79,838

    Adjustment to recognized minimum liability       (79,859)             (71,513)
                                                    --------             --------

    Net pension liability recognized in the
    consolidated balance sheets                     $(38,285)            $(11,962)
                                                    ========             ========

    Assumptions used (August 1 measurement date):
    Discount rate                                          8%                   8%
    Long term rate of return on plan assets                9%                   9%


NOTE 14 - CONCENTRATIONS OF FINANCIAL INSTRUMENTS

     The Company's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Cash is held in a

United States bank or in short term commercial paper with the Company's bank. Generally, the Company does not require collateral or other security to support customer receivables. The majority of the Company's business is conducted with major aerospace and defense companies, and their subcontractors.

NOTE 15 - STOCK OPTIONS

     On February 6, 1996, the Company approved and adopted The American Materials & Technologies Corporation's 1996 Incentive and Nonqualified Stock Option Plan (the "1996 Plan"). The total number of shares that may be issued pursuant to options granted under the 1996 Plan shall not exceed 350,000 shares of common stock.

     On March 7, 1997 the Company's directors adopted The American Materials & Technologies Corporation's 1997 Stock Option Plan. The 1997 Stock Option Plan will be submitted for the approval of the stockholders at the Company's 1997 annual meeting of stockholders. The total number of shares that may be issued pursuant to options granted under the 1997 Stock Option Plan shall not exceed 350,000 shares of common stock.

     Whenever any outstanding option under either plan expires, is canceled or is otherwise terminated (other than by exercise), the shares of common stock allocated to the unexercised portion of such portion may again be the subject of options under such plan.


                                           Range of        Number of
                                      exercise prices       shares
                                      ---------------       -------

    Balance at February 6, 1996                                   0
         Granted                       $1.00 - $5.50        151,400
         Exercised                                                0
         Canceled                              $4.00          4,800
                                       -------------       ----------
    Balance at December 31, 1996       $1.00 - $5.50        146,600
                                       =============       ==========


     At December 31, 1996, there were 203,400 shares available for future grants under the 1996 Plan. 2,500 options were exercisable as of December 31, 1996.

     Incentive stock options under the plans may be granted only to officers and other employees of the Company or its subsidiaries, and to consultants or other persons who provide services to the Company or its subsidiaries. No incentive Stock Option shall be granted to an individual who owns more than 10% of the combined power of all classes of stock of the Company or its subsidiaries unless the Incentive Stock Option provides that (i) the purchase price per share shall not be less than 110% of the fair market value of the common stock at the time such option is granted and (ii) that such option shall not be exercisable to any extent after the expiration of five years from the date it was granted. The purchase price per share under each option, other than for a greater than 10% stockholder, shall be determined by the Board or Committee at the time of the option is granted. Each option agreement is subject to its own terms.

     Additionally, prior to the Company's initial public offering, the Company issued options to purchase 133,303 shares of common stock at an exercise price of $.86 per share to certain officers of the Company. These options become exercisable in three equal installments on June 27, 1997, 1998 and 1999. The Company also issued an option to purchase 9,999 shares of common stock to a consultant to the Company at an exercise price of $1.50 per share. This option becomes exercisable in equal installments on each of the first four anniversaries of the date of the grant, December 22, 1995.

     In connection with the Company's initial public offering on July 5, 1996, the Company issued a warrant to purchase 200,000 shares of common stock to the representative of the underwriters. The warrant is exercisable at $8.80 per share for a four-year period commencing June 27, 1997.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders

Culver City Composites Corporation (formerly known as SPS Holdings, Inc.) and Subsidiary



     We have audited the accompanying consolidated balance sheet of Culver City Composites Corporation (formerly known as SPS Holdings, Inc.) and Subsidiary as of December 19, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period January 1, 1995 to December 19, 1995 and the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Culver City Composites Corporation and Subsidiary as of December 19, 1995 and December 31, 1994, and the results of its operations and its cash flows for the period January 1, 1995 to December 19, 1995 and the year ended December 31, 1994, in conformity with generally accepted accounting principles.











                                             By: /s/ FELDMAN RADIN & CO., P.C.
                                                 ------------------------------
                                                 Feldman Radin & Co., P.C.

                                                 Certified Public Accountants



New York, New York

February 9, 1996

                       CULVER CITY COMPOSITES CORPORATION

                           CONSOLIDATED BALANCE SHEET



ASSETS                                                         DECEMBER 19, 1995

Current assets
     Cash......................................................  $    29,608
     Accounts receivable, net of allowance for
       doubtful accounts of $104,000 and $500,000,
       respectively............................................    2,376,300
     Inventories...............................................    1,926,752
     Prepaid expenses and other current assets.................      242,482
                                                                 -----------
        Total current assets...................................    4,575,142
Property and equipment, net of accumulated depreciation
  and amortization of $5,415,983 and $4,201,934,
  respectively.................................................    4,328,005
Other assets...................................................       45,736
                                                                 -----------
                                                                 $ 8,948,883
                                                                 ===========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
     Accounts payable..........................................  $ 2,258,438
     Line of credit-- parent company...........................           --
     Accrued liabilities.......................................      840,423
                                                                 -----------
          Total current liabilities............................    3,098,861
                                                                 -----------
Commitments and contingencies Stockholder's equity (deficit)
  Common stock, par value $.01 per share, authorized 1,000
  shares; issued and outstanding 116 shares....................            1
  Additional paid-in capital...................................   61,622,591
  Deficit......................................................  (55,772,569)
                                                                 -----------
        Total stockholder's equity (deficit)...................    5,850,022
                                                                 -----------
                                                                 $ 8,948,883
                                                                 ===========













                                                                              35

                          See notes to the financial statements.

                       CULVER CITY COMPOSITES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     PERIOD
                                               JANUARY 1, 1995 TO
                                               DECEMBER 19, 1995
                                               ------------------

     Net sales..................................  $15,299,977
                                                  -----------
     Costs and expenses Materials...............    7,351,665
          Fixed and variable manufacturing......    5,688,480
          Selling, general and administrative...    2,424,354
          Research and development..............      330,694
                                                  -----------
                                                   15,795,193
                                                  -----------
     Loss from operations.......................     (495,216)
     Interest expense...........................      584,500
                                                  -----------
     Loss before income taxes...................   (1,079,716)
                                                  -----------
     Provision for income taxes.................           --
     Net loss...................................  $(1,079,716)
                                                  ===========












                                                                              36

                     See notes to the financial statements.

                       CULVER CITY COMPOSITES CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)


                             COMMON SHARES          ADDITIONAL                      TOTAL
                              OUTSTANDING            PAID-IN                   STOCKHOLDER'S
                               PAR VALUE                                           EQUITY
                                            AMOUNT    CAPITAL        DEFICIT     (DEFICIT)
                                            ------    -------        -------     ---------

BALANCE -- DECEMBER 31, 1994      116        $1      49,283,511   (54,692,853)   (5,409,341)
     Net loss..........                                            (1,079,716)   (1,079,716)
     Capital contribution                            12,339,079            --    12,339,079
                                  ---       ---     -----------  ------------   -----------
BALANCE -- DECEMBER 19, 1995      116        $1     $61,622,590  $(55,772,569)  $ 5,850,022
                                  =========================================================










                     See notes to the financial statements.

                       CULVER CITY COMPOSITES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      PERIOD
                                                               JANUARY 1, 1995 TO
                                                               DECEMBER 19, 1995
                                                               ------------------
Cash used in operations:
     Net loss...................................................   $(1,079,716)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ..........................     1,214,049
        Decrease (increase) in current assets:
          Accounts receivable, net .............................      (182,622)
          Inventories ..........................................      (631,980)
          Prepaid expenses and other current assets ............       451,208
          Note receivable ......................................            --
          Other assets .........................................        (5,126)
        Increase (decrease) in current liabilities:
          Accounts payable .....................................       165,959
          Accrued liabilities ..................................      (564,242)
          Assets held for sale .................................            --
          Accrued loss on disposal .............................            --
                                                                   -----------
Net cash used in operating activities ..........................      (632,470)
                                                                   -----------
Cash provided by (used in) investment activities:
     Capital expenditures ......................................      (162,823)
     Proceeds from sale of property and equipment ..............            --
     Loss on sale of assets ....................................            --
                                                                   -----------
                                                                      (162,823)
                                                                   -----------
Cash provided by financing activities:
     Borrowings  under line of credit -- parent company ........       695,794

     Repayments of borrowings under line of
      credit -- parent company .................................      (290,297)
     Capital contribution ......................................       309,818
                                                                   -----------
                                                                       715,315
                                                                   -----------
Net increase (decrease) in cash ................................       (79,978)
Cash at beginning of period ....................................       109,586
                                                                   -----------
Cash at end of period ..........................................   $    29,608
                                                                   -----------








                     See notes to the financial statements.

                       CULVER CITY COMPOSITES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

     Culver City Composites Corporation (the "Company"), a wholly owned subsidiary of Montecatini USA, Inc., until December 19, 1995, was incorporated in the State of Delaware in June, 1991 to acquire the assets of the Composites Division of Ferro Corporation. The Company develops, manufactures and markets advanced composite materials for the aerospace, defense and transportation industries utilizing both proprietary and non-proprietary resin systems. The Company's products are sold both in the United States and in various foreign countries. On December 19, 1995, all of the Company's outstanding stock was acquired for cash by The American Materials & Technologies Corporation.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash
----

     The Company maintains its cash in demand deposit accounts at a bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not have any cash equivalents.

Inventories
-----------

     Inventories are stated at the lower of average cost or market. Cost is determined by the weighted average method.

Property and Equipment
----------------------

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method of depreciation over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight line basis over the shorter of the useful life of the improvement or the term of the lease (including tenant options). Expenditures for maintenance and repairs are expensed when incurred; expenditures for betterments are capitalized.

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and Structural Polymer Systems, Inc., its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
-------------------

     Revenues are recognized at the time of shipment when the earnings process is considered complete. Reserves are maintained to reflect the estimated exposure to product returns.

Foreign Currency Transactions
-----------------------------

     The Company conducts business in a number of different countries which is, in all material respects, denominated in U.S. dollars.

Income Taxes
------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) -- Accounting for Income Taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements.

     Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary




                                                                              39
differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 7 for additional information.

     For the period January 1, 1995 to December 19, 1995, the Company was a participant in the filing of the Montecatini USA, Inc. consolidated federal tax return.

New Accounting Pronouncement
----------------------------

     In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment costs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, it does not believe the effect of adoption will be material.

Research and Development
------------------------

     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from estimates.

Environmental Remediation Costs
-------------------------------

     The Company's policy is to accrue environmental remediation liabilities when it is probable that a liability exists and the costs can be reasonably estimated. The Company's estimates of these costs are based on existing technology, current enacted laws and regulations, its current legal obligations regarding remediation and site-specific costs. These liabilities are adjusted when the effect of new facts or changes in law or technology are determinable. The Company's liability for environmental remediation totaled $30,000 at December 19, 1995.

NOTE 3 -- INVENTORIES

     Inventories consist of the following:

                                                 DECEMBER 19, 1995
                                                 -----------------

                     Raw Materials                  $1,092,659
                     Work-in-process                   834,093
                                                    ==========
                                                    $1,926,752
                                                    ----------

     Because manufactured product is shipped to the customer upon completion of the manufacturing process, no substantial inventory of finished goods is maintained.

Note 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                         DECEMBER 19, 1995
                                                         -----------------

      Machinery and equipment ............................  $7,110,777
      Leasehold improvements .............................   2,351,894
      Computers ..........................................     176,414
      Construction in Progress ...........................     104,903
                                                            ----------
                                                             9,743,988
      Less accumulated depreciation and amortization .....   5,415,983
                                                            ----------
                                                            $4,328,005
                                                            ----------

NOTE 5 -- ACCRUED LIABILITIES

     Amounts in accrued liabilities at December 19, 1995 were as follows:

                                                         DECEMBER 19, 1995
                                                         -----------------

      Amounts due to employees                                $384,795
      Liability for idle facility                              267,471
      Amounts due others                                       188,157
      Due to affiliates                                             --
                                                              ========
                                                              $840,423
                                                              --------

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

Operating leases
----------------

     The Company leases its principal manufacturing and office facilities under non-cancelable operating leases with lease terms of up to ten years expiring through the year 2005. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions and certain base rents are subject to annual increases determined by indexing.

     Minimum future lease payments on operating lease commitments are approximately:

                       1996 ...............   $756,619
                       1997 ...............    625,551
                       1998 ...............    578,768
                       1999 ...............    573,072
                       2000 ...............    573,072
                       Thereafter .........  3,014,384

     Rent expense for the period January 1, 1995 through December 19, 1995 amounted to approximately $653,043. Included in commitments are lease payments of $170,856 and $42,714 for 1996 and 1997, respectively, which were accrued as part of the loss on idle facility at December 31, 1994.

Other Matters
-------------

     The Company was involved in certain litigation and other legal matters in 1995 and 1994 which are being defended and handled in the ordinary course of business. While the ultimate results of the matters described above cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.




                                                                              41

NOTE 7 -- INCOME TAXES

     The Company adopted SFAS 109, "Accounting for Income Taxes" effective December 31, 1993. SFAS 109 permits the recognition of a deferred tax asset if it is more likely than not that the future tax benefit will be realized. the Company does not recognize a deferred tax asset except to the extent that future years' deductible items will offset future years' taxable items or will, as loss carrybacks, generate a refund in the current and two previous years. Previously, under SFAS 96, the Company treated future years' net tax deductible items as if they were net operating losses for the years in which they were expected to occur. The Company reported a tax benefit for these losses to the extent the losses would generate a tax refund in the current and two previous years.

     Deferred tax assets and liabilities are comprised of the following:


                                                                 PERIOD
                                                            JANUARY 1, 1995 TO
                                                            DECEMBER 19, 1995
                                                            ------------------
       Depreciation .........................................  $  181,891
                                                               ----------
       Gross deferred tax liabilities .......................     181,891
                                                               ----------
       Net operating loss carryforwards .....................   1,632,000
       Inventory valuation ..................................     166,000
       Expense accruals .....................................      92,458
       Allowance for bad debts ..............................      64,000
       Allowance for loss on idle facility ..................      69,905
       Uniform capitalization costs .........................      12,400
       Pensions .............................................       4,793
                                                               ----------
       Gross deferred tax assets ............................   2,041,556
                                                               ----------
       Deferred tax asset valuation allowance ...............   1,859,665
                                                               ----------
       Net deferred tax asset ...............................  $       --
                                                               ==========


     The change in the valuation allowance from December 31, 1994 to December 19, 1995 was $370,364.

     At December 19, 1995, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $32,450,000 which will expire beginning in fiscal year 2000. Certain changes in stock ownership can result in a limitation on the amount of net operating loss carryforwards that can be utilized in each year. The Company determined it has undergone such an ownership change. Consequently, utilization of net operating loss carryforwards will be limited to approximately $320,000 per year.

NOTE 8 -- DISCONTINUED OPERATIONS

     In August, 1993, the Company's owner, Montecatini USA, Inc. (the "Parent") decided to divest SPS Holdings, Inc. and its wholly owned subsidiary, Structural Polymer Systems, Inc. In connection with this plan, Structural Polymer Systems, Inc. received a letter of intent from Reinhold Industries, Inc. to acquire the assets of its Compositair Division in December, 1993. This sale was consummated on May 14, 1994.

     The terms of sale included placing a portion of the purchase price in an escrow account for a period of one year from the close. This amount, subject to determination by a formula within the asset purchase agreement, was $376,082 and was paid to Structural Polymer Systems, Inc. in May, 1995. This amount is included in prepaid expenses and other current assets at December 31, 1994.

     The terms of sale also included a $475,000, 6% interest bearing promissory note due on May 14, 1996. Both principal and interest are due at maturity. This note was assigned to Montecatini U.S.A., Inc., on September 25, 1995 in partial satisfaction of balances due to them. This note is included in other assets at December 31, 1994. Structural Polymer Systems, Inc. completed its disposal plan during 1994.

NOTE 9 -- RELATED PARTY TRANSACTIONS

Line of Credit -- Parent Company
--------------------------------

     The Company maintained a revolving credit facility with its Parent, Montecatini USA, Inc. in the amount of $12,000,000 through September 25, 1995. The credit facility carried interest at negotiated rates, principally ranging from 6.63% to 6.94% for the period January 1, 1995 to September 25, 1995. There are no commitment fees for unused credit facility. The weighted average interest rate on the credit facility for the period from January 1, 1995 to September 25, 1995 was 6.8%. On September 25, 1995 the Parent contributed all outstanding amounts due under this credit facility to equity and canceled the facility.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

Defined Benefit Plan
--------------------

     The Company maintains a defined benefit pension plan covering all bargaining unit employees which provides for monthly benefit payments upon retirement. The benefits are based on a fixed monthly payment for each year of credited service. Plan contributions are made in accordance with ERISA regulations. The plan maintains investments in various pooled funds at a bank.

   The components of net pension costs are as follows:

                                                                  PERIOD
                                                             JANUARY 1, 1995 TO
                                                             DECEMBER 19, 1996
                                                             ------------------

        Service cost for benefits earned ......................   $23,343
        Interest cost on projected  benefit obligation ........    62,195
        Expected return on plan assets ........................   (56,924)
        Prior service cost amortization .......................     8,639
        Net actuarial (gain) loss assumption ..................    (5,685)
                                                                  -------
        Net pension costs .....................................   $31,568
                                                                  -------


     The following table sets forth the funded status of the plan and amounts recognized in the consolidated balance sheet at December 19, based on a valuation date of August 1:

                                                             DECEMBER 19, 1995
                                                             -----------------
        Actuarial present value of benefit obligations:
             Vested benefit obligation ........................  $788,440
             Non-vested benefit obligation ....................       416
                                                                 --------
             Projected benefit obligation .....................   788,856
        Plan assets at fair value .............................   776,874
                                                                 --------
        Plan assets less than projected benefit obligation ....   (11,982)
        Unrecognized net (gain) loss ..........................    (8,305)
        Unrecognized prior service cost .......................    79,838
        Adjustment to recognize minimum liability .............   (71,513)
                                                                 --------
        Net pension liability recognized in
          the consolidated balance sheets .....................  $(11,962)
                                                                 --------
        Assumptions used (August 1 measurement date):
             Discount rate ....................................         8%
             Long term rate of return on plan assets ..........         9%



     The net pension liability was recognized in accrued liabilities in the consolidated balance sheet.

Defined Contribution Plan
-------------------------

     Substantially all non-bargaining unit employees of the Company participate in a defined contribution plan. The plan contains a matched savings provision that permits both pretax and after tax employee contributions. Participants can contribute up to 12% of their annual salary and receive a matching contribution from the employer according to the provisions of the plan document.

     The defined contribution plan expense was $52,000 for the period from January 1, 1995 to December 19, 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, California, on March 28, 1997.


                                     THE AMERICAN MATERIALS &
                                     TECHNOLOGIES CORPORATION




                                     /s/ Paul W. Pendorf
                                     ---------------------------
                                     By: Paul W. Pendorf
                                     President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Paul W. Pendorf, William A. Timmerman and David
A. Broadwin, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this Report, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof. In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                  TITLE                                DATE
---------                  -----                                ----


/s/ Steven Georgiev        Chairman of the Board of Directors   March  28, 1997
------------------------
Steven Georgiev



/s/ Paul W. Pendorf        President, Chief Executive           March  28, 1997
------------------------   Officer, and Director
Paul W. Pendorf            (Principal Executive Officer)



/s/ William A. Timmerman   Chief Financial Officer              March  28, 1997
------------------------   (Principal Financial and
William A. Timmerman       Accounting Officer)



/s/ Buster C. Glosson                                           March  28, 1997
------------------------
Buster C. Glosson          Director



/s/ Robert V. Glaser                                            March  28, 1997
------------------------
Robert V. Glaser           Director

                                EXHIBIT INDEX
                                -------------



               Exhibit No.              Description
               ----------               -----------

                  3.1*     Restated Certificate of Incorporation of the Company

                  3.2*     Amended and Restated By-Laws of the Company

                  4.1* Specimen certificate for the Common Stock of the Company

                  4.2*     Form of Representative's Warrant

                  1.5*     Form of Lock-Up Agreement

                  10.2* Consulting Agreement with Steven Georgiev, dated April 15, 1995

                  10.3*    Employment Agreement with Paul W. Pendorf, as amended

                  10.3.1*  Option Agreement for Paul W. Pendorf

                  10.4* Employment Agreement with William A. Timmerman, as amended

                  10.4.1*  Option Agreement for William A. Timmerman

                  10.5*    Employment Agreement with Philip D. Cunningham

                  10.6*    Employment Agreement with Lesley Jay Cohen, Ph.D.

                  10.7* Purchase Agreement between the Company and Montecatini U.S.A., Inc., dated November 16, 1995.

                  10.8* Assignment and Assumption Agreement between the Company and AMT Sub, Inc. dated December 19, 1995

                  10.9* Lease Agreement dated March 1, 1996 with respect to real property located at 5915 Rodeo Road, Los Angeles, California, between Rodeo Properties, Inc. as lessor and the Company as lessee

                  10.10* Lease Agreement dated December 20, 1995 with respect to real property located at 5610 Helms Avenue, Culver City, California, between Sybel Heller

                           Revocable Trust as lessor and the Company as lessee

                  10.11* Lease Agreement dated December 8, 1988 with respect to real located at 8592 National Boulevard, Culver City, California, between Lawrence Greener, trustee of the Lawrence and Rosemary Greener Trust, as lessor and the Company as lessee, together with Amendments #1-4 thereto

                  10.12* Lease Agreement dated October 31, 1994 with respect to real property located at 3517 Schaeffer Street, Culver City, California, between Bostwick & Newman as lessor and the Company as lessee, together with Amendment #1 thereto

                  10.13* Loan and Security Agreement between Culver City Composites Corporation and LaSalle Business Credit, Inc., dated December 19, 1995

                  10.14* $560,000 Term Note of the Company dated December 19, 1995 in favor of LaSalle Business Credit, Inc.

                  10.15* $4,400,000 Revolving Note of the Company dated December 19, 1995 in favor of LaSalle Business Credit, Inc.

                  10.16* Guaranty of the Company in favor of LaSalle Business Credit, Inc., dated December 19, 1995

                  10.17* Stock Pledge Agreement between the Company and LaSalle Business Credit, Inc., dated December 19, 1995

                  10.18* Warrant for the purchase of 250,000 shares of common stock, $0.01 par value per share, of the Company, at an price of $1.50 per share, issued to Palomar Medical Technologies, Inc., dated December 19, 1995

                  10.19* Joint Venture Agreement dated March 20, 1996 between the Company and Advanced Polymer Systems, Inc.

                  10.20*   1996 Incentive and Nonqualified Stock Option Plan

                  10.21.1* Form of Option Agreement -- Incentive Stock Option

                  10.21.2* Form of Option Agreement -- Nonqualified Stock Option

                  10.22* Agreement dated as of July 10, 1995 between Structural Polymer Systems, Inc. and the Stove, Furnace, and Allied Appliance Workers Division, International Brotherhood of Boilermaker, Iron Ship Builders, Blacksmiths, Forgers and Helpers, AFL-CIO, CFL, Local Lodge No. S230

                  10.23* Retirement Plan for Hourly-Rate Employees of Structural Polymer Systems, Inc., effective as of August 1, 1994

                  10.24* Amended and Restated Assignment Agreement with Steven Georgiev, dated June 25, 1996

                  10.25* Amended and Restated Assignment Agreement with William A. Timmerman, dated June 25, 1996

                  10.26*   Amended and Restated Assignment Agreement with Paul
                           W. Pendorf, dated June 25, 1996

                  10.27* Form of Underwriting Agreement between the Company and H.J. Meyers & Co., Inc.

                  10.28* Form of Financial Consulting Agreement between the Company and H.J. Meyers & Co., Inc.

                  10.29* Form of Merger and Acquisition Agreement between the Company and H.J. Meyers & Co., Inc.

                  10.30** Consulting Agreement with Steven Georgiev, dated July 30, 1996

                  10.31**  Form of Indemnity Agreement for Directors of Company

                  10.32** Agreement among the Company, Carbon Design Partnership Limited, Steradian Advanced Composites GmbH, Brian P. Key, Didier Balcou, Titanic Holdings Limited, Stuart A. Lewis, J. Mark Crouchen and Michael W. Commander, dated November 22, 1996

                  10.33** Consulting Agreement with MapleWood, Inc. dated July 1, 1996

                  10.34 Asset Purchase Agreement dated February 27, 1997 by and among the Company, Grafalloy Acquisition Corporation, Grafalloy L.P. and Grafalloy, Inc.

                  10.35 Employment Agreement between Grafalloy Acquisition Corporation and William C. Gerhart, dated February 27, 1997

                  10.36    Guaranty of the Company, dated February 27, 1997

                  10.37 Lease Agreement between Grafalloy, Inc. and Robert C. Campbell and Alice C. Campbell, dated July 21, 1993, together with addendum and amendments thereto

                  21.1     Subsidiaries of the Company

                  24.1     Power of Attorney (attached to signature page)

* Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-3836, as originally filed with the Securities and Exchange Commission on April 19, 1996 and thereafter amended.

** Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-11755, as originally filed with the Securities and Exchange Commission on September 11, 1996 and thereafter amended.