Form 10QSB
period 1997-03-31
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1997-05-15
CIK 1012468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant To Section 13 OR 15 (d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 1997

                                       or

[ ] Transition Report Pursuant To Section 13 OR 15(d) Of The Securities Exchange Act Of 1934

                        Commission File Number: 001-11835

                The American Materials & Technologies Corporation
                -------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                Delaware                                     33-0659916
                --------                                     ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

                                5915 Rodeo Road
                             Los Angeles, CA 90016
                             ---------------------
                    (Address of Principal Executive Offices)

                                 (310) 841-5200
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No ___

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

Yes ________      No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value per share, 4,393,554 shares issued and outstanding on May 8, 1997.

Transitional Small Business Disclosure Format (check one): Yes ___  No X

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
Item 1.      Financial Statements:
             Condensed Consolidated Balance Sheet at March 31, 1997        3

             Condensed Consolidated Statement of Operations -
             Three-month period ended March 31, 1997 and 1996              4

             Condensed Consolidated Statement of Cash Flows-
             Three-month period ended March 31, 1997 and 1996              5

             Notes to Condensed Consolidated Financial Statements          6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

                           PART II - OTHER INFORMATION

Item 1.      Legal  Proceedings                                            10
Item 2.      Changes in Securities                                         10
Item 3.      Default upon Senior Securities                                10
Item 4.      Submission of Matters to a Vote of Security Holders           10
Item 5.      Other Matters                                                 10
Item 6.      Exhibits and Reports on Form 8-K                              10

                The American Materials & Technologies Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 1997
                                   (unaudited)
                                    (000's)

      ASSETS

 Current assets
      Cash and short term investments                                                    $   350
      Accounts receivable, net of allowance of $126                                        5,332
      Inventories                                                                          3,282
      Prepaid expenses and other current assets                                              718
                                                                                         -------
              Total current assets                                                         9,682
                                                                                         -------

 Property and equipment, less accumulated depreciation and amortization of $810            5,881
 Goodwill, net of accumulated amortization of $26                                          7,674
 Other assets                                                                                699
                                                                                         -------
                                                                                         $23,936
                                                                                         =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Accounts payable                                                                   $ 3,971
      Accrued liabilities                                                                  1,582
      Current portion of loans due to bank                                                   281
      Current portion of subordinated notes                                                1,498
      Taxes payable                                                                          281
                                                                                         -------
              Total current liabilities                                                    7,613

      Term loan-bank                                                                         308
      Revolving credit facility-bank                                                       2,695
      Subordinated notes                                                                     226
                                                                                         -------
              Total liabilities                                                           10,842
                                                                                         -------

 Minority Interest

 Commitments and contingencies
 Stockholders' equity:
      Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; none issued and outstanding
      Common stock, par value $0.01 per share, 15,000,000 shares authorized; 4,393,554
      issued and outstanding 4,393,554                                                        44
      Additional paid-in capital                                                          12,119
      Retained earnings                                                                      931
                                                                                         -------
              Total stockholders' equity                                                  13,094
                                                                                         -------
                                                                                         $23,936
                                                                                         =======

               The American Materials & Technologies Corporation
                 Condensed Consolidated Statement of Operations
                                  (unaudited)
                                    (000's)

                                                        Three Months Ended March 31,

                                                              1997        1996
                                                        ----------------------------
 Net sales                                                  $ 7,152      $ 5,251
 Cost and expenses
      Materials                                               3,384        2,431
      Fixed and variable manufacturing                        1,769        1,353
      Selling, general and administrative                     1,433          826
      Research and development                                  293           94
                                                            -------      -------
                                                              6,879        4,704
                                                            -------      -------
 Income from operations                                         273          547

 Other income (expense)
         Interest income                                         81
         Interest expense                                       (84)        (187)
         Minority interest in subsidiary loss                    70
                                                            -------      -------

 Income before income taxes                                     340          360
 Provision for income taxes                                      66          114
                                                            -------      -------
 Net income                                                 $   274      $   246
                                                            =======      =======



 Per share:
 Net income                                                 $  0.06      $  0.13
 Weighted average number of common shares                     4,457        1,879

               The American Materials & Technologies Corporation
                 Condensed Consolidated statement of Cash Flows
                                  (unaudited)
                                    (000's)


                                                    Three Months Ended March 31

                                                         1997           1996
                                                    ---------------------------
 Cash used in operations:
 Net income (loss)                                     $   274        $   246
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation and amortization                        217            136
      Non-cash interest expense                                            20
      (Increase) decrease in current assets:
         Accounts receivable                              (407)          (952)
         Inventory                                        (745)           (68)
         Prepaid expenses and other current assets         (97)           (59)
      Increase (decrease) in current liabilities:
         Accounts payable                                  784           (209)
         Accrued liabilities                              (109)           248
         Taxes payable                                      63            114
      Increase in other assets                            (336)            92
                                                    ---------------------------
 Net cash used in operating activities:                   (356)          (432)
                                                    ---------------------------
 Cash used for investing activities:
      Cash paid for acquisition net of $269 cash
        acquired                                        (6,371)
      Capital expenditures                                (245)           (40)
                                                    ---------------------------
 Net cash used for investing activities                 (6,616)           (40)
                                                    ---------------------------
 Cash provided by financing activities
      Borrowings under revolving credit                  7,684          2,722
      Repayments under revolving credit                 (4,989)        (2,395)
      Payment of term loan-bank                            (28)           (28)
      Issuance of acquisition debt
                                                    ---------------------------
 Net cash provided by financing activities               2,667            299
                                                    ---------------------------
 Net decrease in cash                                   (4,305)          (173)
 Cash at beginning of period                             4,655            174
                                                    ---------------------------
 Cash at the end of period                             $   350        $     1
                                                    ===========================
 Supplementary Information
      Cash paid for interest                           $    84        $    74
      Cash paid for taxes                              $     2        $     3

               The American Materials & Technologies Corporation
              Notes To Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 1997 and 1996
                                  (unaudited)

1.    BASIS OF PRESENTATION

         The information contained in these unaudited consolidated financial statements is condensed from that which would appear in the Company's annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the Form 10KSB and the consolidated financial statements of December 31, 1996. The unaudited condensed consolidated financial statements as of March 31, 1997 and 1996 and for the quarterly periods then ended include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of the Company, Culver City Composites Corporation and Grafalloy Corporation, its wholly owned subsidiaries, and Carbon Design Partnership Limited, a 51% owned subsidiary, from the dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

2.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of outstanding common stock and dilutive common stock equivalents from the assumed exercise of stock options and warrants.

3.       PURCHASES OF GRAFALLOY L.P. AND CARBON DESIGN PARTNERSHIP LIMITED

         On February 27, 1997, the Company acquired all of the assets and assumed certain liabilities of Grafalloy L.P. (the "Seller"), a manufacturer of graphite golf shafts in a business combination accounted for by the purchase method. The purchase price of approximately $9.2 million included a cash payment to the Seller of approximately $6.4 million and acquisition costs of approximately $315,000. In addition, the Company issued 179,492 shares of common stock to the Seller, and issued three notes to the Seller in the aggregate principal amount of approximately $1.7 million, of which $747,254 bears interest of the rate of 12% and the remainder bears interest at the rate of 7%. An $800,000 note is due 13 months after the date of the acquisition. A $747,254 note is due as follows: $300,000 is due in May 1997 and the balance is due in equal installments 9 and 18 months after the date of the acquisition, respectively. A $175,000 note is due as follows: $5,000 is due per month, with a final balloon payment due 6 months after the date of the acquisition.

On November 22, 1996, the Company acquired 51% of the outstanding stock of Carbon Design Partnership Limited ("Carbon Design"), a company which manufactures and markets composite parts for recreational and industrial uses.

The acquisition has been accounted for as a purchase combination. The purchase price of $589,936 which includes direct acquisition costs of $87,135, included a cash payment to the owners. The cash payment was financed through the cash flow of the Company. The operating results of Carbon Design have been included in the Company's consolidated financial statements since December 1, 1996.

4.       INITIAL PUBLIC OFFERING

         On July 5, 1996 the Company completed an initial public offering for the sale of 2,000,000 shares of its common stock at $5.50 per share. Subsequently, on July 26, 1996, the underwriter exercised an IPO related option to purchase an additional 296,000 shares at $5.50 per share. The proceeds were used to repay the outstanding loans under the Revolving Facility and repay loans of $3,150,000 and interest of $172,000 to an affiliate. The Company may reborrow as needed under the Revolving Facility. The remaining funds were invested in short term investment grade securities pending their use to fund the acquisitions of a 51% interest in Carbon Design Partnership Limited on November 22, 1996 and the acquisition of the assets and certain liabilities of Grafalloy L.P. on February 27, 1997.

5.       PRO FORMA INFORMATION

         The following table presents unaudited pro forma information for the first quarter of 1997 and 1996 as if Carbon Design and Grafalloy L.P. had been acquired on January 1 of each year; it does not show actual performance. Certain pro forma adjustments were made to determine the following pro forma information, including increased interest expense (assuming that each acquisition was made and that related capital contributions and issuance of acquisition debt occurred at the beginning of each quarterly period), new compensation agreements effected after the close of the transaction and revisions to the useful lives and depreciable bases of the assets.

                                                        (000's)
                                                       Pro Forma

                                            Quarter Ended    Quarter Ended
                                            March 31, 1997   March 31, 1996
                                                 ------           ------
 Net sales                                       $8,879           $8,711

 Net income                                      $  125           $  737

 Earnings per common share                       $ 0.03           $ 0.17

 Weighted average shares outstanding              4,457            4,457

6.      CREDIT FACILITIES

        On April 7, 1997 the Company renegotiated its bank credit facilities to reduce the interest rate margins and to increase the total lines to $10,140,000 which includes $7,440,000 revolving credit based upon inventory and receivables, $1,000,000 term loan, and $1,700,000 stand by term loan to finance capital expenditures. The interest rate on the various loans is 1% above prime and the loans are subject to certain financial covenants including tangible net worth, interest coverage, debt service coverage ratios, and restrictions on capital expenditures.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. All dollar amounts are in thousands.

OVERVIEW

         AMT was incorporated in Delaware on March 29, 1995 and operates in the advanced materials and technologies industries. It acquired Culver City Composites Corporation ("CCC")on December 19, 1995, Grafalloy Corporation ("Grafalloy") on February 27, 1997 and Carbon Design Partnership Limited ("Carbon Design") on November 22, 1996. The following discussion reviews the financial results of the Company for the three month periods ended March 31, 1997 and 1996.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and March 31, 1996

         Net sales were $7,152 (compared to $5,251), an increase of $1,901 or 36% over the corresponding period in 1996. Volume increases accounted for over 25% of the increase and acquisitions accounted for the rest. Prices of the Company's products remained stable.

         For the quarter ended March 31, 1997, the Company realized a gross profit margin of $1,999, or 28% of sales (compared to 28% of sales in 1996), an increase of $532 or 36% over the corresponding period of 1996. Material costs of sales increased to 47%, compared to 46% in the corresponding period in 1996 due to increased materials prices which were not passed on to customers. Manufacturing costs as a percentage of sales decreased to 25% compared to 26% due to changes in product mix in 1997. In the 1997 first quarter, on a pro forma basis, the gross profit margin of the acquired golf shaft business was substantially lower than for the comparable period in 1996, due to sales under one contract at lower sale prices and margins than for comparable contracts in the first quarter of 1996.

         Selling, general and administrative expenses were $1,433, an increase of $607 or 73% over the corresponding period of 1996 due to additional staff in sales, sales support, investor relations and administration to manage acquisitions and an anticipated increase in sales.

         Research and development expenses were $293 in the first quarter of 1997, an increase of $199 or 212% over the comparable period of 1996. The Company has expanded and intends to continue to expand these activities to develop new products and markets.

         Interest expense was $84 for the first quarter of 1997 compared to $187 for the same quarter in 1996, a decrease of $103 or 55% due to reduced borrowing in the 1997 period compared to 1996. Interest income was $81 for the first quarter of 1997 compared to $0 for the same quarter of 1996, because the proceeds of the IPO were invested until used to fund the Grafalloy acquisition on February 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         For the quarter ended March 31, 1997, cash used in operations was $356, as cash generated was not sufficient to fund the increase in receivables ($407) and inventories ($745) resulting principally from the increase in sales and timing of purchases and payments. The $97 increase in prepaid expenses and other current assets consists to a large extent of insurance prepaid at the close of the Grafalloy transaction. These items were largely offset by an increase of $784 in accounts payable.

         Capital expenditures were $245 for the three months ended March 31, 1997. The Company plans to expend $2,000 in 1997 to reduce operating costs.

         The backlog at March 31, 1997 was $8,200.

         On February 27, 1997, the Company acquired all of the assets and business, and assumed certain liabilities of Grafalloy L.P., a manufacturer of composite golf club shafts. To pay for the Grafalloy acquisition, the Company used available cash and borrowed approximately $2,300 under its revolving line of credit with its bank. Subsequently, the Company renegotiated its bank credit facilities to reduce the interest rates margins and to increase the amount to a total of $10,140 which includes $7,440 revolving credit based upon inventory and receivables, $1,000 in term loans, and $1,700 in standby term loans to finance capital expenditures.

         Although there can be no assurance that the Company will not require additional financing, or that such financing will be available, the Company believes that existing cash, available borrowings under the Company's revolving credit agreements, and cash flows from operations will be sufficient to meet currently projected needs for working capital for the next twelve months. These needs do not include the impact of any acquisition the Company may make.

FACTORS THAT MAY EFFECT FUTURE RESULTS

         Except for the historical material contained herein, the matters discussed in this report are "forward-looking statements" under the federal securities laws. The Company advises readers not to place undue reliance on such statements, in light of risks and uncertainties to which they are subject. The reader's attention is particularly drawn to the matters identified under the caption "Risk Factors" in the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission as of December 27, 1996, which could affect the Company's performance and could cause actual results to differ materially from any forward-looking statement with respect to future periods.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

ITEM 5.  OTHER MATTERS.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         Exhibit No.           Description
         -----------           -----------
         2.1+                  Asset Purchase Agreement Dated as of
                               February 27, 1997 by and among the
                               Company, Grafalloy L.P., Grafalloy, Inc., and Grafalloy Acquisition Corporation

         3.1*                  Restated Certificate of Incorporation of the
                               Company

         3.2*                  Amended and Restated By-Laws of the Company

         4.1* Specimen certificate for the Common Stock of the Company

         10.34** Asset Purchase Agreement dated February 27, 1997 by and among the Company, Grafalloy Acquisition Corporation, Grafalloy L.P. and Grafalloy, Inc.

         10.35** Employment Agreement between Grafalloy Acquisition Corporation and William C. Gerhart, dated February 27, 1997

         10.36**               Guaranty of the Company, dated February 27, 1997

         10.37** Lease Agreement between Grafalloy, Inc. and Robert C. Campbell and Alice C. Campbell, dated July 21, 1993, together with addendum and amendments thereto

         10.38 Loan and Security Agreement dated April 7, 1997 between Grafalloy Corporation and LaSalle Business Credit, Inc.

         10.39 Stock Pledge Agreement dated April 7, 1997 by the Company in favor of LaSalle Business Credit, Inc.

         10.40 Revolving Note of Grafalloy Corporation in the amount of $3,000,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.41 Term Note of Grafalloy Corporation in the amount of $300,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.42 Capex Note of Grafalloy Corporation in the amount of $700,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.43 Guaranty of the Company in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.44 First Amendment to Loan and Security Agreement by and between Culver City Composites Corporation and LaSalle Business Credit, Inc., dated April 7, 1997

         10.45 Term Note of Culver City Composites Corporation in the amount of $727,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.46 Capex Note of Culver City Composites Corporation in the amount of $1,000,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.47 Reaffirmation of Guaranty of the Company in favor of LaSalle Business Credit, Inc., dated April 7, 1997


+ Incorporated herein by reference to the Company's current Report on Form 8-K, initially filed with the Securities and Exchange Commission as of March 5, 1997 and thereafter amended.

* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 333-3836, originally filed with the Securities and Exchange Commission as of April 19, 1996 and thereafter amended.

** Incorporated herein by reference to the Company's Report on Form 10-KSB, filed as of March 31, 1997.

         Pursuant to Item 601(b)(2) of Regulation 5B, the Company hereby undertakes to furnish to the Commission, upon request, copies of the schedules listed on the Exhibit Index accompanying this report, but omitted from Exhibits
10.38 and 10.44.

    (b)  Reports on Form 8-K

         On March 5, 1997, the Company filed a report on Form 8-K relating to its acquisition on February 27, 1997 of all of the assets and assumption of
certain liabilities, of Grafalloy L.P. ("Grafalloy").   The Form 8-K was
amended on May 2, 1997 to include financial statements of Grafalloy for December 31, 1996 and 1995 and the years then ended, and pro forma financial information relecting the combined operations of the entities for 1996.

1995 and the years then ended, and pro forma financial information reflecting the combined operations of the entities for 1996.

_______________________________________________________________________________


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             The American Materials & Technologies Corporation

                             /s/ PAUL W. PENDORF
                             -------------------
                             Paul W. Pendorf

Date:  April 30, 1997

         EXHIBIT INDEX


         Exhibit No.           Description
         -----------           -----------
         2.1+                  Asset Purchase Agreement Dated as of
                               February 27, 1997 by and among the
                               Company, Grafalloy L.P., Grafalloy, Inc., and Grafalloy Acquisition Corporation

         3.1*                  Restated Certificate of Incorporation of the
                               Company

         3.2*                  Amended and Restated By-Laws of the Company

         4.1* Specimen certificate for the Common Stock of the Company

         10.34** Asset Purchase Agreement dated February 27, 1997 by and among the Company, Grafalloy Acquisition Corporation, Grafalloy L.P. and Grafalloy, Inc.

         10.35** Employment Agreement between Grafalloy Acquisition Corporation and William C. Gerhart, dated February 27, 1997

         10.36**               Guaranty of the Company, dated February 27, 1997

         10.37** Lease Agreement between Grafalloy, Inc. and Robert C. Campbell and Alice C. Campbell, dated July 21, 1993, together with addendum and amendments thereto

         10.38 Loan and Security Agreement dated April 7, 1997 between Grafalloy Corporation and LaSalle Business Credit, Inc.

                               Exhibits and Schedules Omitted from
                               Exhibit 10.38:

                                 Exhibit A - List of Business and Collateral
                                 Locations

                                 Schedule of Equipment

                                 Schedule 1(a) - Permitted Liens

                                 Schedule 13(q) - Other Indebtedness

                                 Schedule 13(s) - List of Parent and
                                                  Subsidiaries

                                 Schedule 13(q) - Litigation

         10.39 Stock Pledge Agreement dated April 7, 1997 by the Company in favor of LaSalle Business Credit, Inc.

         10.40 Revolving Note of Grafalloy Corporation in the amount of $3,000,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.41 Term Note of Grafalloy Corporation in the amount of $300,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.42 Capex Note of Grafalloy Corporation in the amount of $700,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.43 Guaranty of the Company in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.44 First Amendment to Loan and Security Agreement by and between Culver City Composites Corporation and LaSalle Business Credit, Inc., dated April 7, 1997

                               Exhibits and Schedules Omitted from
                               Exhibit 10.44:

                                 Exhibit A - List of Business and Collateral
                                             Locations

                                 Schedule of Equipment

                                 Schedule 1(a) - Permitted Liens

                                 Schedule 13(q) - Other Indebtedness

                                 Schedule 13(s) - List of Parent and
                                                  Subsidiaries

                                 Schedule 13(q) - Litigation

         10.45 Term Note of Culver City Composites Corporation in the amount of $727,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.46 Capex Note of Culver City Composites Corporation in the amount of $1,000,000 in favor of LaSalle Business Credit, Inc., dated April 7, 1997

         10.47 Reaffirmation of Guaranty of the Company in favor of LaSalle Business Credit, Inc., dated April 7, 1997


+ Incorporated herein by reference to the Company's current Report on Form 8-K, initially filed with the Securities and Exchange Commission as of March 5, 1997 and thereafter amended.

* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 333-3836, originally filed with the Securities and Exchange Commission as of April 19, 1996 and thereafter amended.

** Incorporated herein by reference to the Company's Report on Form 10-KSB, filed as of March 31, 1997.