Form 10QSB
period 1997-06-30
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1997-08-14
CIK 1012468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15 (d) Of The Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1997

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the transition period from           to            .
                               ---------    -----------

Commission File Number: 001-11835

                The American Materials & Technologies Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)


      Delaware                                         33-0659916
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

                                 5915 Rodeo Road
                              Los Angeles, CA 90016
                    (Address of Principal Executive Offices)
                                 (310) 841-5200
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

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

Yes               No
    --------        --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value per share, 4,393,554 shares issued and outstanding on July 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                               ---    ---

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION


INDEX                                                                                           PAGE
NO.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

       Consolidated Balance Sheet at June 30, 1997.                                                3

       Consolidated Statements of Operations - Three and Six Month Periods
       Ended June 30, 1997 and 1996.                                                               5

       Consolidated Statements of Cash Flows - Six Month Periods
       Ended June 30, 1997 and 1996.                                                               6

       Notes to Consolidated Financial Statements.                                                 7

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.     8




PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                                                        10

Item 2. Changes in Securities.                                                                    10

Item 3. Default upon Senior Securities.                                                           10

Item 4. Submission of Matters to a Vote of Security Holders.                                      10

Item 5. Other Matters.                                                                            10

Item 6.  Exhibits and Reports on Form 8-K.                                                        10

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                     (000'S)



                                                                                             --------
                                                                                             June 30,
            ASSETS                                                                             1997
                                                                                             --------
Current assets
  Cash                                                                                        $     0

  Accounts receivable, net of allowance for doubtful accounts of $126                           5,870

  Inventories                                                                                   3,148

  Prepaid expenses and other current assets                                                       516
                                                                                              -------
        Total Current Assets                                                                    9,534
                                                                                              -------
Property and equipment, less accumulated depreciation and amortization of $1,000                6,351

Goodwill                                                                                        7,598

Other assets                                                                                    1,137
                                                                                              -------
                                                                                              $24,620
                                                                                              =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                            $ 2,822

  Accrued liabilities                                                                           1,591

  Current portion of loans due to bank                                                            212

  Current portion of subordinated notes                                                         1,220

  Taxes payable                                                                                   329
                                                                                              -------
        Total Current Liabilities                                                               6,174

  Term loan-bank                                                                                                780

  Revolving credit facility-bank                                                                              4,312

  Subordinated notes                                                                                            233
                                                                                                            -------
        Total Liabilities                                                                                    11,499
                                                                                                            -------

Stockholders' equity:
   Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; issued and outstanding, none         --

   Common stock par value $.01 per share, authorized 15,000,000; issued and outstanding 4,393,554                44

  Additional paid-in capital                                                                                 11,713

  Retained earnings                                                                                           1,364
                                                                                                            -------
        Total Stockholders' Equity                                                                           13,121
                                                                                                            -------
                                                                                                            $24,620
                                                                                                            =======

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (000'S)



                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                    1997               1996               1997               1996
                                                  --------           --------           --------           --------
Net sales                                         $  9,396              5,418           $ 16,548             10,669

Cost and expenses
  Materials                                          3,877              2,769              7,261              5,201
  Manufacturing                                      2,524              1,395              4,293              2,748
  Selling, general and administrative                2,154                774              3,587              1,599
  Research and development                             373                107                666                201
                                                  --------           --------           --------           --------
                                                     8,928              5,045             15,807              9,749
                                                  --------           --------           --------           --------
Income from operations                                 468                373                741                920

Other income (expense)
  Interest income                                       --                 --                 81                 --
  Interest expense                                    (160)              (183)              (244)              (370)
  Royalty and other income                             145                 --                145                 --
  Minority interest in subsidiary loss                  33                 --                103                 --
                                                  --------           --------           --------           --------
Income before income taxes                             486                190                826                550
Provision for income taxes                              53                 51                119                165
                                                  --------           --------           --------           --------
Net Income                                        $    433                139           $    707                385
                                                  ========           ========           ========           ========
Per Share:
Net Income                                        $   0.10               0.07           $   0.16               0.20
Weighted average number of common shares             4,555              1,904              4,506              1,891

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                                     (000'S)



                                                                     Six Months Ended June 30,
                                                                      1997              1996
                                                                     -------------------------
Cash provided by (used for) operations:
Net income (loss)                                                    $   707           $   246
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                                        512               136
    Non-cash interest expense                                             81                20
    Minority interest in subsidiary loss                                 103
    (Increase) decrease in current assets:
      Accounts receivable                                             (2,045)             (952)
      Inventory                                                       (1,692)              (68)
      Prepaid expenses and other current assets                            4               (59)
    Increase (decrease) in current liabilities:
      Accounts payable                                                   865              (209)
      Accrued liabilities                                                197               248
      Taxes payable                                                      111               114
    Increase (decrease) in other assets                                 (774)               92
                                                                     -------------------------
Net cash provided by (used for) operating activities:                 (1,931)             (432)
                                                                     -------------------------
Cash used for investing activities:
    Cash paid for acquisition net of $269 cash acquired               (6,502)
    Capital expenditures & Assets Purchased in Acquisitions           (2,461)              (40)
                                                                     -------------------------
Net cash used for investing activities                                (8,963)              (40)
                                                                     -------------------------
Cash provided by (used for) financing activities
    Borrowings under revolving credit                                 26,854             2,722
    Repayments under revolving credit                                (22,542)
    Borrowings of term loan-bank                                         544              (28)
    Borrowings under subordinated notes                                1,383

Net cash provided by financing activities                              6,239             2,694
                                                                     -------------------------
Net increase (decrease) in cash                                       (4,655)             (173)
Cash at beginning of period                                            4,655               174
                                                                     -------------------------
Cash at the end of period                                            $     0           $     1
                                                                     =========================
Supplementary Information
    Cash paid for interest                                           $   163           $    74
    Cash paid for taxes                                              $     2           $     3

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 1997 AND 1996


1. BASIS OF PRESENTATION

   The information contained in these unaudited consolidated financial statements is condensed from that which would appear in the Company's annual consolidated financial statements. Accordingly, the consolidated financial statements included herein should be read in conjunction with Form 10-KSB and the consolidated financial statements of December 31, 1996. The unaudited consolidated financial statements as of June 30, 1997 and 1996 and for the three and six month periods then ended include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   The consolidated financial statements include the accounts of the Company, Culver City Composites Corporation and Grafalloy Corporation, its wholly owned subsidiaries, and Carbon Design Partnership Limited, a majority owned subsidiary, from the dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

2. PURCHASE OF GRAFALLOY L.P.

   On February 27, 1997, the Company acquired all of the assets and assumed certain liabilities of Grafalloy L.P. (the "Seller"), a manufacturer of graphite golf shafts in a business combination accounted for by the purchase method. The purchase price of approximately $9.2 million included a cash payment to the Seller of approximately $6.4 million and acquisition costs of approximately $315,000. In addition, the Company issued 179,492 shares of common stock to the Seller, and issued three notes to the Seller in the aggregate principal amount of approximately $1.7 million, of which $747,254 bears interest of the rate of 12% and the remainder bear interest at the rate of 7%. An $800,000 note is due 13 months after the date of the acquisition. A $747,254 note is due as follows:
$300,000 which was paid in May 1997 with the balance due in two equal installments 9 and 18 months after the date of the acquisition. A $175,000 note is due as follows: $5,000 per month, with a final balloon payment 6 months after the date of the acquisition.

3. CREDIT FACILITIES

   In April 1997, the Company renegotiated its credit facilities to reduce interest rates and to increase the amount to $10,140, consisting of a $7,440 credit facility based upon accounts receivable and inventory levels, a $1,000 term loan and a $1,700 standby term loan which is available to finance capital expenditures.

4. STOCK OPTIONS

   During 1997, options to purchase 337,813 shares of common stock at prices ranging from $4.00 to $6.25 per share were granted pursuant to the Company's 1996 and 1997 Stock Option Plans, including options to purchase up to 160,000 shares issued on May 30, 1997 to three directors of the Company at an exercise price of $4.88 per share. At June 30, 1997, there were 4,587 shares available for future grants.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. All dollars amounts are in thousands.

OVERVIEW

   AMT was incorporated in Delaware on March 29, 1995 and operates in the advanced materials and technologies industries. It acquired Culver City Composites Corporation ("CCC") on December 19, 1995, Carbon Design Partnership Limited ("Carbon Design") on November 22, 1996, and Grafalloy Corporation ("Grafalloy") on February 27, 1997. The following discussion reviews the financial results of the Company for the three and six month periods ended June 30, 1997 and 1996.

   The Company's quarterly operating results can vary depending upon the availability and prices of raw materials (particularly carbon fiber), and the receipt and timing of large orders from its customers. There can be no assurance that it will continue to obtain such raw materials at commercially viable prices or orders from these customers sufficient to enable it to operate profitably, or that such orders, if obtained, will occur in a manner which will allow the Company to report consistent quarterly results. For example, the Company has been anticipating a large order on which it expects to start billing in the third quarter. If the order is not received, or is received too late to be billed in the third or fourth quarters, or if raw materials are unavailable at expected prices, operating results for those periods could be negatively impacted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

   Sales were $9,396 (compared to $5,418), an increase of $3,978 or 73% over the corresponding period in 1996. The acquisitions of Carbon Design and Grafalloy accounted for the majority of this increase and volume increases accounted for the remainder.

   The gross profit margin was $2,995, or 32% of sales (compared to $1,254 or 23% of sales in 1996), an increase of $1,741 or 138% over the corresponding period of 1996. The improved gross profit margin resulted from a reduction in material costs to 41% of sales compared to 51% in 1996 due to (1) a change in product mix, (2) the inclusion of the golf shaft business in 1997 and not in 1996, and (3) a one-time reversal of part of the provision for obsolete inventory.

   Manufacturing costs as a percentage of sales increased to 27% for the period compared to 26% for the corresponding period in 1996 due to a slight increase in fixed costs.

   Selling, general and administrative expenses were $2,154, an increase of $1,380 or 178% over the corresponding period of 1996 due to the inclusion of expenses of acquired companies and additional staff in sales, sales support, investor relations, acquisition staff, and administrative staff. The Company incurred these expenses in anticipation of increased sales (to both commercial aerospace manufacturers and manufacturers of golf shafts), and in identifying and pursuing acquisition opportunities. Failure to achieve such increased sales or to consummate such acquisitions could have a material adverse impact on the Company's results of operations. The costs are not recoverable.

   Research and development expenses were $373, an increase of $266 or 250% over the corresponding period of 1996. The Company has expanded and intends to continue to expand these activities to develop new products (including the new SuperImide(TM) 800 and Siloxirane(TM) resin systems) and to qualify its products at its customers.

   Interest expense was $160 compared to $183, a decrease of $23 or 13% over the corresponding period of 1996, due to reduced borrowing in the 1997 period compared to 1996. The company recorded a one time-receipt of $135 (compared to none in 1996) as an advance on royalties to be received under a ten year renewal of a license to a foreign company. The Company does not anticipate any further income or expenses in connection with the license.

   The tax provision is lower than the statutory rate due to the utilization of net loss carryforward and more rapid write-off of goodwill for tax purposes than for book.

SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

   Sales were $16,548 (compared to $10,669), an increase of $5,879 or 55% over the corresponding period in 1996. Acquisitions accounted for majority of this increase and volume increases accounted for the remainder. Prices remained stable.

   The gross profit margin was $4,994, or 30% of sales (compared to 26% of sales in 1996), an increase of $2,273 or 84% over the corresponding period of 1996. The improved gross profit margin resulted from a reduction in material costs to 44% of sales compared to 49% in 1996 due to (1) a change in product mix, (2) the inclusion of the golf shaft business in 1997 and not in 1996, and (3) a one-time reversal of part of the provision for obsolete inventory which was no longer necessary.

   Manufacturing costs as a percentage of sales were 26% in both periods 1997 and 1996.

   Selling, general and administrative expenses were $3,587, an increase of $1,987 or 124% over the corresponding period of 1996, due to the inclusion of expenses at acquired companies and additional staff in sales, sales support, investor relations, acquisition staff, and administrative staff. The Company incurred these expenses in anticipation of increased sales (to both commercial aerospace manufacturers and manufacturers of golf shafts), and in identifying and pursuing acquisition opportunities. Failure to achieve such increased sales or to consummate such acquisitions could have a material adverse impact on the Company's results of operations. The costs are not recoverable.

   Research and development expenses were $666, an increase of $465 or 230% over the corresponding period of 1996. The Company has expanded and intends to continue to expand these activities to develop new products (including the new SuperImide(TM) 800 and Siloxirane(TM) resin systems) and to qualify its products at its customers.

   Interest expense, net of interest income, was $163 for the first six months of 1997 compared to $370 for the corresponding period of 1996, reflecting reduced borrowing in the 1997 period compared to 1996 and the earnings on excess funds in 1997. The Company recorded a one time receipt of $135 (none in 1996) as an advance on royalties to be received under a ten year renewal of a license to a foreign company. The Company does not anticipate any further income or expenses in connection with the license.

   The tax provision is lower than the statutory rate due to the utilization of net loss carryforward and more rapid write-off of goodwill for tax purposes than for book.

LIQUIDITY AND CAPITAL RESOURCES

   For the six months ended June 30, 1997, cash used in operations (including working capital acquired) was $1,931 as the increase in receivables ($2,045) and inventories ($1,692) resulting from the increase in sales was not fully funded by increases in liabilities. Other assets decreased $774 due principally to an increase in deferred acquisition costs (the majority of which were associated with the Grafalloy acquisition). In addition, the Company issued 75,000 shares of its common stock to acquire an extension of patent rights.

   Capital expenditures were $922 and assets purchased in acquisitions were $1,539 during the first half. During the next year the Company plans to expend over $3.0 million in equipment to produce new products and to lower its operating costs. The Company intends to finance up to $2.5 million of these expenditures under a new industrial development bond issue in California. To finance the remainder it will draw down on available bank credit facilities and use its own cash flow.

   To pay for the Grafalloy acquisition, the Company used its cash and borrowed approximately $2.3 million under its revolving line of credit with its bank. Subsequently the Company renegotiated its bank credit facilities to reduced the interest rates margins and to increase the amount to a total of $10,140 which includes $7,440 revolving credit based upon inventory and receivables, $1,000 term loan, and $1,700 stand by term loan to finance capital expenditures.

   The company believes that existing cash, available borrowings under the Company's existing credit agreements and cash flows from operations will be sufficient to meet currently projected needs for working capital and capital expenditures. These needs do not include the impact of any acquisition the Company may make.

FACTORS THAT MAY EFFECT FUTURE RESULTS

   Except for the historical material contained herein, the matters discussed in this report are forward-looking statements under the federal securities laws. The Company advises readers not to place undue reliance on such statements, in light of risks and uncertainties to which they are subject. The reader's attention is particularly drawn to the factors discussed in the foregoing paragraphs and the matters discussed under the caption "Risk Factors" in the Company's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 27, 1996, incorporated hereto by reference, which could affect the Company's performance, and could cause actual results to differ materially from any forward-looking statement with respect to future periods.

PART II

   Item 1.  Legal Proceedings.

      None.

   Item 2.  Changes in Securities.

      None.

   Item 3.  Default Upon Senior Securities.

      None.

   Item 4.  Submission of Matters to a Vote of Security Holders.

   (a) The Company's annual meeting of shareholders was held on May 30, 1997.

   (b) Each of Steven Georgiev, Paul W. Pendorf, Robert V. Glaser and Buster C. Glosson were elected as directors of the Company at the annual meeting.

   (c) The matters voted upon at the meeting referred to in the foregoing Item 4(a) were (i) amendment of the Company's Restated Certificate of Incorporation to (a) divide the board of directors into three classes and (b) provide that stockholder action only be taken at a meeting of stockholders and not by written consent; (ii) the election of one Class I Director to serve for a term of one year, one Class II Director to serve for a term of two years and two Class III Directors to serve for terms of three years each or, alternatively, the election of four directors to serve until the next annual meeting of stockholders and until their successors are elected and qualify; (iii) approval of the Company's 1997 Stock Option Plan (the "Plan"); and (iv) ratification of the selection of Feldman Radin & Co., P.C. as the Company's independent auditors for 1997. With respect to the proposal to amend the Company's Restated Certificate of Incorporation, 2,514,048 shares were voted for, 274,350 shares were voted against and 12,825 shares abstained from voting. With respect to the election of directors, shares were voted for (or votes were withheld) for the four (4) nominees, all of whom were elected, as follows: Class 1: Paul W. Pendorf - 4,052,902 (16,725); Class II: Steven Georgiev - 4,053,102 (16,525);
Class III: Robert V. Glaser - 4,022,191 (47,436); and Buster C. Glosson - 4,053,102 (16,525). With respect to approval of the 1997 Stock Option Plan, 2,449,573 shares were voted for 295,725 shares were voted against, 16,000 shares abstained from voting and there were no shares counted as broker non-votes. As to ratification of the selection of Feldman Radin & Co., P.C. as the Company's independent auditors for 1997, 4,051,532 shares were voted for, 9,100 shares were voted against, 8,995 shares abstained from voting and there were no shares counted as broker non-votes.

Item 5. Other Matters.

       None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       3.2 Amended and Restated By-Laws of the Company

       3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company

       4.1* Specimen certificate for the Common Stock of the Company

       10.48 Addendum to Employment Agreement of Leslie Jay Cohen, Ph.D., dated as of June 27,1997

       10.49 Agreement dated May 1, 1997 between Culver City Composites Corporation and the Stove, Furnace, Energy and Allied Appliance Workers Division International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers, AFL-CIO, CFL, Local Lodge No. S230


       10.50** 1997 Stock Option Plan.


   (b) Reports on Form 8-K

       None.

* Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form SB-2 (Registration No. 333-3836)

** Incorporated herein by reference to the definitive proxy materials filed in connection with the Company's 1997 annual meeting of stockholders held May 30, 1997.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION





Date: August 13, 1997           /s/ Paul W. Pendorf

                                Paul W. Pendorf

                                  EXHIBIT INDEX



   Exhibit No.    Description

   3.2            Amended and Restated By-Laws of the Company

   3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company

   4.1*           Specimen certificate for the Common Stock of the Company

   10.48 Addendum to Employment Agreement of Leslie Jay Cohen, Ph.D., dated as of June 27,1997

   10.49 Agreement dated May 1, 1997 between Culver City Composites Corporation and the Stove, Furnace, Energy and Allied Appliance Workers Division International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers, AFL-CIO, CFL, Local Lodge No. S230

   10.50**        1997 Stock Option Plan.

   * Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form SB-2 (Registration No. 333-3836)

** Incorporated herein by reference to the definitive proxy materials filed in connection with the Company's annual meeting of stockholders held May 30, 1997