Form 10QSB
period 1997-09-30
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1997-11-10
CIK 1012468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
           ______________TO_____________


Commission File No. 001-11835

            THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION (Exact name of small business issuer as specified in its charter)

           Delaware                                       33-0659916
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                                 5915 Rodeo Road
                              Los Angeles, CA 90016
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 841-5200



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares of each of the issuer's classes of common stock as of the latest practicable date: Common stock, $.01 par value, 4,393,554 shares issued and outstanding on October 31, 1997.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                 September 30,   December 31,
                                                                      1997           1996
                                                                 -------------   ------------
ASSETS                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                         $    233      $  4,655
  Accounts receivable, net                                             4,572         3,824
  Inventories                                                          3,144         1,456
  Prepaid expenses and other current assets                            1,016           520
                                                                    --------      --------
      Total current assets                                             8,965        10,455
Property and equipment, net of accumulated
  depreciation of $1,210 and $644, respectively                        6,262         4,359
Goodwill and other intangible assets, net                              6,834           518
Other assets                                                           3,377           363
                                                                    --------      --------
                                                                    $ 25,438      $ 15,695
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                            $  1,466      $    112
  Accounts payable                                                     3,862         1,957
  Accrued liabilities                                                  2,382         1,394
  Income taxes                                                            --           218
                                                                    --------      --------
      Total current liabilities                                        7,710         3,681

Long-term debt, less current installments                              6,919           336
Minority interest                                                         --            70
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000 shares;
    none issued
  Common stock, $.01 par value. Authorized 15,000 shares; 4,394
    and 4,139 issued and outstanding                                      44            41
  Additional paid-in capital                                          12,119        10,910
  Retained earnings (accumulated deficit)                             (1,354)          657
                                                                    --------      --------
      Total stockholders' equity                                      10,809        11,608
                                                                    --------      --------
Total liabilities and stockholders' equity                          $ 25,438      $ 15,695
                                                                    ========      ========


     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                Three Months Ended          Nine Months Ended
                                                    September 30,             September 30,
                                                1997          1996          1997          1996
                                              --------      --------      --------      --------
Net sales                                     $  7,370      $  5,735      $ 23,918      $ 16,404

Costs and expenses:
   Materials                                     3,430         2,936        10,691         8,137
   Manufacturing                                 2,149         1,380         6,442         4,129
   Research and development                        495           130         1,161           331
   Selling, general and administrative           2,675           938         6,262         2,537
   Unusual items                                 1,480            --         1,480            --
                                              --------      --------      --------      --------
                                                10,229         5,385        26,036        15,134
                                              --------      --------      --------      --------

Income (loss) from operations                   (2,859)          350        (2,118)        1,270

Other income (expense):
   Interest expense                               (181)          (33)         (425)         (402)
   Interest and other income                         1            70           227            70
   Minority interest                               (33)           --            70            --
                                              --------      --------      --------      --------
                                                  (213)           37          (128)         (332)
                                              --------      --------      --------      --------

Income (loss) before income taxes               (3,072)          387        (2,246)          938
Income tax expense (benefit)                      (354)           87          (235)          253
                                              --------      --------      --------      --------
Income (loss) before extra-
  ordinary item                                 (2,718)          300        (2,011)          657
Extraordinary item--loss on early
   extinguishment of debt                           --           (29)           --           (29)
                                              --------      --------      --------      --------

Net income (loss)                             $ (2,718)     $    271      $ (2,011)     $    657
                                              ========      ========      ========      ========

Net income (loss) per share:

  Income (loss) before extraordinary item     $  (0.62)     $   0.08      $  (0.46)     $   0.27
                                              ========      ========      ========      ========
  Net income (loss)                           $  (0.62)     $   0.07      $  (0.46)     $   0.26
                                              ========      ========      ========      ========

Weighted average number of shares
  outstanding                                    4,394         3,874         4,357         2,552
                                              ========      ========      ========      ========


     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                             Nine Months Ended September 30,
                                                                    1997          1996
                                                                  --------      --------
Cash flows from operating activities:
  Net income (loss)                                               $ (2,011)     $    657
  Depreciation and amortization                                        785           409
  Other non-cash charges                                               505            78
  Changes in assets and liabilities (excluding acquisitions):
     Accounts receivable                                               343        (1,385)
     Inventories                                                      (607)          123
     Prepaid expenses and other assets                                (289)         (404)
     Accounts payable and accrued liabilities                        1,354          (411)
     Income taxes                                                     (219)          242
                                                                  --------      --------
Net cash used in operating activities                                 (606)         (691)
                                                                  --------      --------

Cash flows from investing activities:
    Purchase of property and equipment                              (3,597)         (136)
    Cash paid for acquisition                                       (6,640)           --
                                                                  --------      --------
 Net cash used for investing activities                            (10,237)         (136)
                                                                  --------      --------

Cash flows from financing activities:
   Borrowings under revolving credit lines                           4,930         3,013
   Repayments of revolving credit lines                             (1,025)       (4,728)
   Borrowings under term loans                                       3,079            --
   Repayment of term loans                                            (563)          (84)
   Repayment of note to affiliate                                       --        (3,150)
   Sale of common stock                                                 --        10,226
                                                                  --------      --------
Net cash provided by financing activities                            6,421         5,726
                                                                  --------      --------

Net (decrease) increase in cash and cash equivalents                (4,422)        4,449
Cash and cash equivalents at beginning
 of period                                                           4,655           174
                                                                  --------      --------

Cash and cash equivalents at end of period                        $    233      $  4,623
                                                                  ========      ========


     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)

1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the Company's annual consolidated financial statements. Accordingly, these condensed consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company; Culver City Composites Corporation and Grafalloy Corporation, its wholly owned subsidiaries; and Carbon Design Partnership Limited, a majority owned subsidiary based in the U.K. All significant intercompany accounts and transactions have been eliminated.

2. Purchase of Grafalloy L.P.

The Company acquired all of the assets and assumed certain liabilities of Grafalloy L.P., a manufacturer of graphite golf shafts, on February 27, 1997. The purchase price consisted of cash of $6,400, notes of $1,500 (as adjusted pursuant to the terms of the purchase agreement), and 179,492 shares of the Company's common stock valued at $987. The notes bear interest at 7% and 12% and are payable in varying installments through August 1998. The transaction was accounted for as a purchase.

3.  Industrial Development Bond Financing

In August 1997 the Company borrowed $2,500 under an industrial development bond to finance the purchase of machinery and equipment. The funds have been deposited in an interest-bearing account (included in other assets) pending the purchase of the equipment. Interest is being charged at 7.16%, with principal payments over 6 1/2 years beginning in March 1998.

4.  Loan Default

As a result of the loss incurred in the third quarter of 1997, the Company is not in compliance with certain covenants in its loan agreements. The Company is attempting to raise up to $5,000 of additional financing, consisting of subordinated debt and/or equity, to enable it to reduce its dependence on revolving credit facilities, to reduce its existing accounts payable and accrued liabilities, and to provide resources for potential acquisitions. There can be no assurance that the Company will be successful in obtaining such additional financing. Any new financing could result in dilution to current stockholders.

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company was incorporated on March 29, 1995 and operates in the advanced materials industry. It acquired Culver City Composites Corporation ("CCC") on December 19, 1995, Carbon Design Partnership Limited ("Carbon Design") on November 22, 1996, and Grafalloy L.P. ("Grafalloy") on February 27, 1997.

The Company's quarterly operating results can vary significantly depending upon the availability and price of raw materials, particularly carbon fiber, and the receipt and timing of large orders from customers. There can be no assurance that the Company will continue to obtain raw materials at commercially attractive prices or that orders from its customers will be sufficient to enable the Company to operate profitably. During the third quarter of 1997, delays in commercial aircraft production experienced by the major aircraft maker resulted in significantly lower than anticipated shipments of prepreg materials and contributed to the significant operating loss. These delays are continuing into the fourth quarter and could extend into 1998.

Three months ended September 30, 1997 compared to three months ended September 30, 1996

Sales for the quarter ended September 30, 1997 were $7,370, an increase of 29% over sales of $5,735 in the corresponding quarter of 1996. Acquisitions added 42% to sales, while CCC experienced a sales decline of 13%, primarily because of delays in the receipt of orders as mentioned above. Sales in the third quarter declined 22% from second quarter levels, reflecting declines at both CCC and Grafalloy. Grafalloy's business is highly seasonal, with highest sales typically recorded in the second quarter.

Gross profit (net sales less materials and manufacturing costs) for the quarter was $1,791, or 24% of sales. This was an increase of $372 compared to the third quarter of 1996, when gross profit was $1,419, or 25% of sales. The decline in gross margin percentage resulted from fixed costs being spread over a lower sales level at CCC, partially offset by the addition of Grafalloy's higher margin golf shaft business. Material costs were 47% of sales in the 1997 third quarter, an improvement from the 51% recorded in the corresponding 1996 period. However, manufacturing costs increased to 29% of sales compared to 24% last year because of higher fixed costs at CCC.

Research and development expenses were $495 in the 1997 quarter compared to $130 in the 1996 quarter. As a percentage of sales, research and development increased to 6% from 2%. The Company has expanded its activities to develop new products (including the SuperImideTM 800, PETI-5/X, and SiloxiraneTM resin systems) and to qualify existing and new products with additional customers. The current quarter also included research and development expenses at Carbon Design and Grafalloy. Research and development activities are expected to continue, but should decline as a percentage of sales in future periods.

Selling, general and administrative expenses were $2,675 in the third quarter of 1997, or 36% of sales. In the prior year quarter, these expenses were $938 or 16% of sales. The increase reflects additional sales and sales support staff, higher legal and investor relations expenses, and severance costs.

Unusual item expenses of $1,480 were recorded in the quarter ended September 30, 1997. During the last six months, the Company engaged in extensive efforts, including financing activities, negotiations and due diligence, for the acquisition of a much larger company. The Company was not successful, and the target company was acquired by a major competitor in September 1997. Negotiations related to several smaller acquisitions were also terminated during the third quarter. Expenses of approximately $760 related to the Company's acquisition activities were recognized in the third quarter, of which $320 was included in deferred acquisition costs at June 30, 1997. Also during the quarter ended September 30, 1997, the Company recognized a charge of $720 related to its investment in Carbon Design, primarily consisting of the writedown of goodwill following an evaluation of potential future cash flows.

Interest expense for the third quarter of 1997 was $181 compared to $33 in the prior year quarter. The increase reflects higher borrowings on the Company's credit facilities and on the notes issued in the purchase of Grafalloy in February 1997.

As a result of the failure to achieve anticipated sales levels and the unusual items recorded during the quarter, the Company reported a net loss of $2,718 or $0.62 per share.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

Sales for the nine months ended September 30, 1997 were $23,918, an increase of 46% over sales of $16,404 in the corresponding period of 1996. Acquisitions accounted for almost all of the increase, while CCC's sales increased 1%.

Gross profit for the 1997 period was $6,785, or 28% of sales, compared to $4,138 (25% of sales) in the first nine months of 1996. The improved gross margin percentage is the result of lower material costs--45% vs. 50%-- due to a change in product mix and the inclusion of the golf shaft business in 1997, which has lower material costs. Manufacturing costs rose to 27% of sales in the first nine months of 1997 from 25% in the comparable period of 1996 as a result of higher fixed costs.

Research and development expenses rose to $1,161 in 1997, an increase of $830 over the prior year period. As noted above, the Company has expanded its activities to develop new products and to qualify its products with additional customers. The increase also reflects the inclusion of Grafalloy and Carbon Design.

Selling, general and administrative expenses were $6,262 for the nine months ended September 30, 1997, an increase of $3,725, or 147%, compared to the comparable 1996 period. The increase reflects expenses of acquired companies and additional staff, primarily in sales, sales support, investor relations, and administration. The Company incurred these expenses in anticipation of substantially increased sales, both to commercial aerospace manufacturers and to manufacturers of golf clubs, and in identifying and pursuing acquisition opportunities. In October 1997 the Company made reductions in payroll and other expenses to bring these costs more in line with current and anticipated sales levels.

As noted above, the Company incurred unusual item expense of $1,480 in the third quarter of 1997 related to costs of terminated acquisition efforts and a writedown of the Company's investment in a U.K. joint venture.

Interest expense was $425 for the first nine months of 1997 compared to $402 in the comparable 1996 period. Borrowings incurred in December 1995 in connection with the purchase of CCC were repaid in July 1996 with a portion of the proceeds of the Company's initial public offering. The Company's borrowings increased in February 1997 with the acquisition of Grafalloy. The Company recorded royalties of $135 in 1997 (included in other income), representing an advance on royalties to be received under a ten-year license renewal to a foreign company. No further royalties are expected in connection with this license.

The tax credit for the nine-month period ended September 30, 1997 reflects amounts refundable upon carryback of operating losses. The tax rate of 27% in the first nine months of 1996 was lower than the statutory corporate rate because of available net operating loss carryforwards.

The Company incurred a net loss of $2,011 for the first nine months of 1997, or $0.46 per share. In the comparable period of 1996, net income was $657, or $.26 per share. The weighted average number of shares was substantially higher in 1997, reflecting the initial public offering in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, cash used in operations was $606. Capital expenditures for the period were $3,597, including $2,500 currently held in an escrow account pending the purchase of equipment. These capital expenditures are for expanded production capabilities and for new equipment to reduce operating expenses.

To pay for the acquisition of Grafalloy in February 1997, the Company used available cash and borrowings of approximately $2,300 under its revolving line of credit. Subsequently, the company renegotiated its bank credit facilities to reduce the interest rate margins and to increase the total facility to $10,167, consisting of $7,467 revolving credit based upon inventory and receivables, a $1,000 five-year term loan, and a $1,700 standby term loan to finance capital expenditures. At September 30, 1997, the total amount borrowed under the Company's revolving credit lines was $3,905, and $945 was available based on eligible collateral. As a result of the loss incurred in the third quarter, the Company is not in compliance with certain covenants in its loan agreements.

Although CCC currently has an order backlog of $17 million, the delays in orders by a major aircraft maker have continued into the fourth quarter of 1997. The Company has made reductions in payroll and other expenses to bring these costs in line with current and anticipated sales levels. However, operating losses may continue in the short term.

The Company is attempting to raise up to $5,000 of additional financing, consisting of subordinated debt and/or equity, to enable it to reduce its dependence on revolving credit facilities, to reduce its existing accounts payable and accrued liabilities, and to provide resources for potential acquisitions. There can be no assurance that the Company will be successful in obtaining such additional financing. Any new financing could result in dilution to current stockholders.

FUTURE OPERATING  RESULTS

The matters discussed in this Form 10-QSB other than historical material are forward-looking statements under the federal securities laws. The Company advises readers not to place undue reliance on such statements in light of the risks and uncertainties to which they are subject. Factors that may affect future operating results include the timely availability and market acceptance of new products, the impact of competitive products and prices in the advanced composites industry, and the Company's ability to manage growth. Other such factors are identified under the caption "Risk Factors" in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 27, 1996, incorporated herein by reference. Actual results could differ materially from any forward-looking statement with respect to future periods. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company, or to make corrections to reflect future events or developments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


Number                      Description
------                      -----------
10.49          Loan Agreement, dated as of August 1, 1997, by and among the
               California Economic Development Financing Authority, The American
               Materials & Technologies Corporation and Finova Public Finance,
               Inc.

27             Financial Data Schedule


(b)  Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE AMERICAN MATERIALS &
                                  TECHNOLOGIES CORPORATION



Date:  November 10, 1997          /s/ James L. Russell
                                  --------------------
                                      James L. Russell
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)