Form 10KSB
period 1997-12-31
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1998-03-30
CIK 1012468

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NO.: 001-11835

                               THE AMERICAN MATERIALS &
                               TECHNOLOGIES CORPORATION
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      DELAWARE                                              95-3836867
            (STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
          OF INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                                5915 RODEO ROAD
                             LOS ANGELES, CA 90016
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 841-5200
                          (ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: COMMON STOCK, $0.01
                                   PAR VALUE.

                                                                       NAME OF EACH EXCHANGE
                   TITLE OF CLASS                                       ON WHICH REGISTERED
                   --------------                                      ---------------------
            COMMON STOCK, $0.01 PAR VALUE                             PACIFIC EXCHANGE, INC.

     SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: COMMON STOCK, $0.01 PAR VALUE

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   YES [X]  NO
[ ]

     Issuer's revenues for its most recent fiscal year: $30,386,000

     The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of March 25, 1998, was $8,846,375. There were 4,391,770 shares of common stock, $0.01 par value, outstanding as of March 25, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                                      FORM 10-KSB REFERENCES
                         ---------                                      ----------------------
  Portions of the company's Definitive Proxy                       Part III, Items 10-13 (Page 25)
  Statement for its 1998 Annual Meeting of Stockholders

================================================================================

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     The American Materials & Technologies Corporation ("AMT," and together with its subsidiaries, the "Company"), was incorporated in Delaware in March 1995. AMT had no operations until December 19, 1995, when it acquired Structural Polymer Systems, Inc. (renamed Culver City Composites Corporation) ("CCC"), a manufacturer of advanced composites. In November 1996, AMT acquired 63% of the outstanding shares of Carbon Design Partnership Limited ("Carbon Design"), a design and fabrication business located in Totnes, Devon, UK. On February 27, 1997, AMT purchased all of the assets of Grafalloy L.P. ("Grafalloy"), a manufacturer of graphite golf club shafts. AMT maintains its headquarters in Los Angeles, California; its common stock trades on The Nasdaq Stock Market(SM) under the symbol AMTK and on the Pacific Exchange under the symbol "MTK."

     The Company manufactures and sells advanced composites and products made from these materials. Advanced composites are a combination of high performance reinforcement fabrics or fibers (such as fiberglass, carbon, or aramid) and a polymer (such as epoxy, phenolic, or polyimide). The combination of high performance reinforcement fabrics or fibers with polymers forms an advanced composite with exceptional structural and/or performance properties. The Company provides raw materials to parts manufacturers and also manufactures finished parts.

     The Company believes that increased demand by customers for products utilizing advanced composites, as evidenced by projections of increased aircraft build rates, coupled with the decrease in available capacity caused by other companies' plant shutdowns during the past few years, will lead to increased demand for products from the remaining advanced composite manufacturing companies. The Company believes that it can employ its existing significant excess production capacity to achieve greater sales of advanced composites and thereby increase profitability as a result of this expected increase in demand. Also, the Company will seek to acquire additional companies in the advanced materials or technologies industries in order to expand its customer base, reduce costs, and offer new products.

BUSINESS

  Prepreg Business

     The Company coats or impregnates a variety of fabrics or fibers with polymers to produce "prepreg," an advanced composite which is molded into parts for use in a variety of aerospace, defense, industrial and recreational products. The Company's prepreg business competes in three major product lines and in a variety of specialized products. These lines include aircraft interiors, high temperature resin systems used in aircraft engines and ablative products used in missiles and wireless communications. The Company believes that Culver City Composites Corporation is the leader in sales of advanced composites containing the high temperature resin system PMR-15 for jet engine applications, as well as being a leading supplier of advanced composites used in aircraft interiors. Prepreg sales represented 69% of the Company's total revenues in 1997.

     The Company estimates that the total worldwide market for advanced composites was approximately $900 million in 1997, with more than half of those sales in North America. The market growth rate for advanced composites of the type produced by its prepreg business has, in the past, been closely correlated to the overall build rate of commercial and military aircraft because these customers constitute by far the largest source of demand. The Company believes this will continue to be the case for the next several years, as the advantages of lower weight and resulting fuel economy will cause aircraft manufacturers to use increasing amounts of advanced composite materials, particularly in newer models and development programs. For example, recently developed military aircraft such as the stealth fighter, F-22, and B-2 bomber and commercial aircraft such as the Boeing 777 and the Airbus 321, 330 and 340 models contain a higher percentage by weight of advanced composites than the older aircraft they replace.

     Orders for commercial aerospace materials generally lag behind the award of contracts for new aircraft by a considerable period. Thus, the cycle of new aircraft procurement normally does not have an impact on aerospace orders received by the Company for about one to three years.

     In the defense aerospace markets, manufacturers of advanced composites generally are selected to supply a particular advanced composite material as much as one to four years ahead of its actual use in production by the customer. Typically, a lengthy development and testing process is required before the advanced composite is deemed "qualified" as meeting the customer's specifications. In aircraft production, this process can require approval of finished parts by the Federal Aviation Administration. The Company has qualified its advanced composites to meet over 200 specifications for use in the defense, aerospace, and wireless communications markets.

     The Company sells its prepreg products to the aerospace, communications, defense, and recreation markets. Major customers include: The Boeing Company, General Electric Company, Lockheed Martin Corporation, the Aerojet division of GenCorp Inc., and Airbus Industrie.

     Important materials produced by the Company include:

     S-2(R) and E-Type Fiberglass prepregs. These materials are low-cost and lightweight, exhibit high strength, and are used in overhead bins, seats, lavatories, and other items in aircraft and train interiors.

     Carbon fiber based prepregs. These materials exhibit superior strength-to-weight ratios compared to glass materials and are used in similar interior applications, as well as in floor panels which require greater strength characteristics, aircraft engine components where both strength and heat resistance are key attributes, and in primary and secondary structure applications.

     Aramid, Quartz, Ceramic prepregs. Aramid fiber is exceptionally resistant to impact and is used in aircraft and various armor protection applications. Quartz and ceramic fibers are resistant to extremely high temperatures and are used in various aerospace and general industrial applications including engine and missile components.

     Approximately 30% of the Company's prepreg sales in 1997 and 1996 were derived from contracts where the Company is the sole source supplier. Sales to the prepreg business's two largest customers, Boeing and General Electric, accounted for 19% and 31% of consolidated sales in 1997 and 1996, respectively. The Company believes that the loss of any of its principal prepreg customers would have a materially adverse effect on the Company.

     The Company advertises in trade magazines, provides press releases and publicity for trade newsletters, solicits business through both domestic and foreign employee sales personnel and independent domestic and foreign sales representatives, and attends and exhibits at major international trade shows as means of developing existing and new business. In cases where two or more companies are qualified on a given product, business is generally obtained through competitive bidding.

     The Company is attempting to develop and commercialize new resin systems for prepreg applications. SuperImide 800(TM) is designed to exhibit superior high temperature resistance in aerospace and military applications. PETI-5, under license from NASA, is intended to be used in high temperature applications in low altitude space vehicles, such as the proposed High Speed Civil Transport airplane. These products are currently in the development stage and have not been introduced commercially to the market.

     In October 1997 the Company entered into a joint venture agreement with Schappe Techniques Sarl of France to produce and market Modlite Select(TM) (pending), a family of high-performance, low-cost carbon fiber yarns and fabrics currently under development. Strategic marketing of these products began in January 1998.

  Graphite Golf Shaft Business

     On February 27, 1997, the Company, through its wholly owned subsidiary Grafalloy Corporation ("Grafalloy"), acquired all of the assets and assumed certain liabilities of Grafalloy L.P. Grafalloy develops, manufactures and sells high performance, high quality graphite golf shafts. Grafalloy specializes in the development of innovative shafts and manufactures a wide variety of graphite shaft models that range in weight, torque, and stiffness designed to meet the needs of players of various ages and skill levels. Sales of graphite golf shafts accounted for 28% of the Company's total sales in 1997.

     Grafalloy manufactures and distributes several lines of golf shafts ranging from light and flexible shafts that provide ultralight weight and high trajectory for senior players, to stiff, low torsion shafts with low balance point and exceptional clubhead feel for professional and experienced players. Grafalloy has been able to develop market leadership positions in some notable categories. Management believes that the ProLite(R) shaft is the No. 1 ultralight shaft on the PGA and Senior PGA tours, and had the most wins on the PGA and Senior PGA tours in 1997 and 1996. In addition, the ProLite(R) 35 was the No. 1 ultralight shaft among clubmakers in 1997. Grafalloy uses both tour usage and shaft innovations, such as ultralight weight and low balance point, to build brand awareness and preference.

     Grafalloy distributes its golf shaft products primarily to two market segments: the original equipment manufacturers segment, which consists of companies who specialize in the design, assembly, and marketing of golf clubs; and the components segment, which consists of individual professional clubmakers and hobbyists who purchase and assemble golf club components for sale or their personal use. Grafalloy also uses catalog distributors, such as Golfsmith, to distribute its standard product line of branded shafts to the components market. Demand in the original equipment market is primarily influenced by cost and unique club design, while demand in the component segment is influenced by brand strength, shaft performance, quality, and price. A majority of Grafalloy's sales in 1997 were to the components market, but its OEM business showed a higher rate of growth than its components business.

  Design & Fabrication Business

     In March 1998 the Company decided to discontinue financial support of Carbon Design, its majority-owned joint venture, and the business was placed in voluntary liquidation. Carbon Design performed design engineering and custom manufacturing of advanced composite parts using a variety of proprietary manufacturing processes and technologies. A variety of custom designed parts for industrial, sporting and recreational uses were sold to companies in the sporting goods, engineering, industrial construction and film-making industries. This business accounted for less than 3% of the Company's revenues in 1997.

COMPETITION

     The Company competes in highly competitive, worldwide industries and has numerous U.S. and foreign competitors. Two of the Company's prepreg business competitors, Cytec Industries Inc. and Hexcel Corporation, are considerably larger than the Company in size and financial resources. Similarly, Grafalloy competes with several companies; some, such as Aldila Inc., are significantly larger.

     To the Company's knowledge, in the global aerospace and defense markets, it is the third-largest manufacturer of advanced composite prepregs. Depending upon the material and markets, relevant competitive factors in the prepreg business include price, delivery, service, quality, and product performance. The Company's ability to compete effectively in the prepreg business will depend on its products' functional features and upon the ability of the Company to attract and retain qualified personnel, to maintain and expand the capabilities of its technologies, to sell existing products to new customers, to develop new products for existing customers, to service its products, and to expand its sales force or enter into satisfactory arrangements for the marketing of its products.

     U.S. graphite golf shaft companies compete, both domestically and internationally, with companies whose manufacturing is located in Mexico and/or in Korea, Taiwan, China, and other Asian countries. Japanese and U.S. companies compete primarily on performance, quality and service, while Korean, Chinese and Taiwanese companies compete primarily on price. Primary domestic competitors in the golf shaft business are Aldila, Inc., Horizon Sports Technologies, True Temper, UST and Unifiber Corporation.

     Many graphite golf shaft companies compete aggressively for market share, which has an adverse impact on industry profitability. Many of the Company's competitors have significant financial resources, and have achieved lower cost structures and now compete primarily on the basis of price. Some of the Company's competitors have superior product development and manufacturing capabilities. To achieve a competitive advantage in these critical areas and enjoy long term success in the golf shaft industry, the Company must continue to invest in marketing, product development, technology and manufacturing.

SOURCES OF SUPPLY

     Worldwide aircraft production has increased substantially over the past two years and is expected to remain at these higher levels for several years. Increased production is expected to increase the demand for glass, carbon and other fibers. There are a limited number of worldwide suppliers of aerospace grade and other advanced composite fibers, including Owens Corning Fiberglass Corporation and PPG Industries, Inc. for fiberglass; Hexcel Corporation, Amoco Performance Products, Inc., Toho Carbon Fibers, Inc., Toray International, Inc. and certain licensees of these companies for carbon; and E. I. DuPont de Nemours & Co. and Akzo Nobel for aramid fibers. All of these companies supply fibers which go into the Company's products. Due to increased aircraft manufacture and an increasing use of advanced composite materials in other industrial and recreational products, there can be no assurance that future supplies of these fibers will be adequate to meet overall industry demand or that prices will remain stable. Supply has been adversely impacted at times by strong demand in the electronics and other markets. Carbon fiber is currently in a worldwide shortage and is being allocated to certain markets by suppliers. However, significant increases in capacity have been announced which are expected to begin to come on stream in 1998.

     The Company is dependent on a consistent supply of carbon fiber/epoxy unidirectional tape to make golf shafts. The Company is able to purchase this tape from a number of suppliers, and management believes that adequate supplies will continue to be available at competitive prices.

     The Company purchases woven fabric for its prepreg business from a number of manufacturers, including BGF Industries, Inc., Clark Schwebel, Inc., Hexcel Corporation, and JPS Glass Fabrics, Inc. One supplier accounted for over 70% of total fabric supply for the prepreg business in the years ended December 31, 1997 and 1996. The Company believes it has a satisfactory relationship with that supplier, and that if that supplier were unable to supply the Company, it would be able to obtain fabric from other suppliers. However, there is no assurance that such other suppliers would offer fabric on terms as favorable as those currently available.

     The Company's polymers include epoxy, phenolic, polyester, and polyimide resins. Most resins have been developed internally and others, such as PMR-15, are licensed from other organizations. In many cases, there are multiple qualified sources of woven and raw fiber, packaging and other product constituents. The Company has several sole source suppliers, including suppliers of various resins, which the Company believes to be stable sources of supply or capable of replacement at limited additional cost.

     Although the Company believes that it has adequate supplies of important materials to supply existing products and customers, the possibility exists that the limited number of suppliers, including the Company's sole source suppliers, could experience a disruption in manufacturing or supply capability which would adversely affect the Company's ability to supply products to its customers. Substitutes for certain materials might not be readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company's business.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities include: qualification support; the demonstration of product capabilities to new and existing customers; research and development of new resins, substrates and combinations thereof; process support for the production group; engineering of customers' parts; and the design of innovative golf shafts. In the years ended December 31, 1997 and 1996, research and development expenditures were $1,639,000 and $535,000, respectively (5.4% and 2.4% of net sales). The Company expects that research and development expenditures will increase in 1998, but at a lesser rate than the increase in sales.

PATENTS, TRADEMARKS AND TECHNOLOGY

     Most of the Company's prepreg resin systems are based on proprietary formulations and represent the cumulative effects of over 50 years of formulation technology and qualifications in this industry. The Company licenses the formulation for the PMR-15 resin from the National Aeronautics and Space Administration and licenses other technologies from other companies. Most manufacturing processes and design capabilities developed and currently held by the Company are also proprietary in nature. The Company intends to protect its proprietary technology through applications for patents when and where appropriate. The Company currently holds no patents, although five patent applications are pending.

     The Company's trademarks include AMT(TM), CULVER CITY COMPOSITES (TM), GRAFALLOY(R), GRAFALLOY LADY CLASSIC(R), LADY CLASSIC(R), SENIOR CLASSIC(R), CLASSIC LITE(TM), ATTACKLITE(TM), PRO M29 ATTACK(TM), GRAFALLOY SOLITE(TM) and others. The Company holds licenses for the marks POWERCOIL(R), PROLITE(R), and NITROFLEX(R).

ENVIRONMENTAL MATTERS

     Environmental control regulations have not had a significant adverse effect on the overall operations of the Company. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

     An environmental site assessment authorized by Montecatini U.S.A., Inc., a subsidiary of Montedison S.p.A. and the former owner of CCC, determined that there had been a leak of acetone into the ground at the Company's Culver City, California manufacturing facility. Acetone is not on the federal hazardous substances list, nor is it on California's hazardous substances list. The Company removed the source of the leak and is currently monitoring the biodegredation of the acetone.

EMPLOYEES

     The Company had 169 full-time, permanent employees and 76 temporary production employees at December 31, 1997. Of these employees, 186 were in manufacturing, 15 were in sales and marketing, 18 were in research and development, and the remainder were in administrative functions. The Stove, Furnace, and Allied Appliance Workers Division, International Brotherhood of Boilermaker, Iron Ship Builders, Blacksmiths, Forgers and Helpers represents 47 of the Company's employees under a contract that extends to April 30, 2000. Management believes labor relations to be generally good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases the following properties: (i) a 40,000-square foot corporate headquarters, research and development and manufacturing facility in Los Angeles, California; (ii) a 37,000 square feet manufacturing facility, located nearby in Culver City, California, which houses the main manufacturing plant of Culver City Composites Corporation; (iii) a 21,000-square foot manufacturing and administrative facility in El Cajon, California; and (iv) a 6,000-square foot manufacturing and administrative facility in Devon, England.

     The leases are for terms of one to ten years, and contain varying option clauses ranging from three to ten years. The lease for Grafalloy's manufacturing and administrative facility expires in the fourth quarter of 1998 and the Company expects to move that business to a larger facility.

ITEM 3. LEGAL PROCEEDINGS

     In September 1997 the Company filed a lawsuit against a competitor alleging damages from unfair business practices and violations of federal antitrust laws. The competitor has denied the allegations. This matter is in the early stages of discovery.

     The Company is involved in litigation from claims arising from its operations in the normal course of business. The Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on The Nasdaq Stock Market(SM) under the symbol "AMTK" and on the Pacific Exchange under the symbol "MTK" subsequent to the Company's initial public offering on July 1, 1996. The table below shows the quarterly high and low trade prices as reported by Nasdaq.

                                                  1997               1996
                                              -------------      -------------
                                              HIGH     LOW       HIGH     LOW
                                              -----    ----      -----    ----
First Quarter...............................    6 7/8   3 5/8     n/a     n/a
Second Quarter..............................    5 7/8   3 3/16    n/a     n/a
Third Quarter...............................    6 5/8   4 3/8       8       4
Fourth Quarter..............................    5 7/16  1 1/2    6 5/8   3 1/2

     As of December 31, 1997, the Company had approximately 1,600 stockholders, including those whose shares are held in brokerage accounts.

     The Company has not paid cash dividends to holders of its Common Stock and has no plans to do so. The Company currently intends to retain any earnings to fund its operations and future growth. The Company's revolving credit agreements contain certain restrictions on the timing and amounts of dividends which limit the Company's ability to pay dividends in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

     AMT was incorporated in Delaware on March 29, 1995. Its activities for the period from inception to December 19, 1995 produced no revenue and were limited to the acquisition of Culver City Composites Corporation ("CCC"), a manufacturer of advanced composites for the aerospace industry. For most of 1996, CCC was the Company's sole operating subsidiary. In November 1996, AMT acquired a majority interest in Carbon Design Partnership Limited ("Carbon Design"). This business accounted for less than 1% of the Company's revenues in 1996 and less than 3% in 1997. On February 27, 1997, the Company acquired the assets of Grafalloy L.P., a manufacturer of graphite golf club shafts.

     Each acquisition was accounted for as a purchase; accordingly, the consolidated financial statements include the acquired companies from the respective dates of acquisition. The following table presents a comparison of the Company's 1997 and 1996 results of operations.

                                                    1997                    1996
                                            ---------------------   ---------------------      % CHANGE
                                            $ AMOUNT   % OF SALES   $ AMOUNT   % OF SALES      1997/96
                                            --------   ----------   --------   ----------   --------------
                                                          ($ IN THOUSANDS, EXCEPT PER SHARE)
Net sales.................................  $30,386      100.0%     $22,411      100.0%          35.6%
Cost of sales.............................   22,146       72.9%      16,750       74.7%          32.2%
Gross margin..............................    8,240       27.1%       5,661       25.3%          45.6%
Operating expenses:
     Marketing, selling, and
       administrative.....................    8,372       27.6%       3,621       16.2%         131.2%
     Research and development.............    1,639        5.4%         535        2.4%         206.4%
     Unusual items........................    3,845       12.7%          --         --             --
Income (loss) from operations.............   (5,616)     (18.5)%      1,505        6.7%            NM
Interest expense..........................     (603)      (2.0)%       (434)      (1.9)%         38.9%
Interest and other income, net............       95        0.3%         131        0.6%         (27.5)%
Income tax (expense) benefit..............      230        0.8%        (239)       5.4%            NM
Income (loss) before extraordinary item...   (5,894)     (19.4)%        963        4.3%            NM
Net income (loss).........................  $(5,894)     (19.4)%    $   934        4.2%            NM
  Diluted income (loss) per share.........  $ (1.35)                $  0.32                        NM
  Weighted average number of shares.......    4,352                   2,956                      47.2%

---------------
NM = Not meaningful

RESULTS OF OPERATIONS

     The Company's net sales were $30,386 in 1997 compared to $22,411 in 1996, an increase of $7,975 or 36%. The addition of Grafalloy accounted for all of the increase. Sales at Culver City Composites Corporation were adversely affected by reduced sales to a major customer because of a product model transition, lower than anticipated shipments to Boeing in the fourth quarter of the year because of delays in commercial aircraft production, and the loss of a contract from another customer. Boeing and GE remained the largest customers for CCC, together accounting for approximately 27% of its sales compared to 31% in 1996.

     The Company's cost of sales was $22,146 in 1997, with gross profit (net sales less costs of materials and manufacturing) of $8,240 or 27.1% of sales. In 1996, cost of sales was $16,750, while gross profit was $5,661 or 25.3% of sales. The higher gross profit percentage in 1997 resulted from the addition of the higher margin golf shaft business, which has lower materials cost but higher sales and marketing expenses than the prepreg business. CCC's gross profit was consistent at approximately 25% in each year, as lower materials cost in 1997 offset higher fixed manufacturing costs.

     Marketing, selling, and administrative expenses were $8,372 in 1997 compared to $3,621 in 1996, an increase of $4,751 or 131% as the Company added additional staff in sales, sales support, investor relations, and administration, and increased marketing efforts and customer contacts. At CCC, staff levels were increased in the first half of 1997 in anticipation of higher sales. However, a significant slowdown in orders occurred in the September to December period following production delays at a major aerospace customer. This resulted in a cost structure that was not supported by the Company's revenue base. Reductions in staff and overhead were instituted early in the fourth quarter to achieve an annualized reduction of approximately $1,000.

     Research and development expenses were $1,639 in 1997, an increase of $1,104 or 206% over expenses of $535 in 1996. As a percentage of sales, R&D expenses increased to 5.4% from 2.4%, reflecting expanded activities for new product development (including PETI-5/X resin systems and Modlite Select(TM)) and increased efforts to qualify products for additional aerospace and commercial uses. Research and development activities are expected to continue to grow, but are expected to decline as a percentage of sales in future years.

     Unusual item expenses of $3,845 were recorded in 1997. During the second and third quarters of 1997 the Company engaged in extensive efforts, including financing activities, negotiations and due diligence, for the acquisition of a much larger company. The Company was not successful, and the target company was acquired by a major competitor in September 1997. Negotiations related to several smaller acquisitions were also terminated during the third quarter. As a result, expenses of approximately $760 related to the Company's acquisition activities were recognized in the third quarter. The Company also recorded charges of $1,085 in the third and fourth quarters related to its investment in Carbon Design, primarily consisting of a writedown of goodwill and a reserve for loss on sale following a decision to dispose of that business. Finally, goodwill related to the purchase of Grafalloy was reduced by $2,000 in the fourth quarter.

     Interest expense was $603 in 1997 compared to $434 in 1996, an increase of $169, as a result of borrowings incurred in the purchase of Grafalloy. Interest and other income decreased in 1997 because of lower cash balances in interest-earning accounts.

     An extraordinary loss of $29 was incurred in 1996 upon the early retirement of a loan made by an affiliate of the Company.

     As a result of the factors described above, the Company incurred a net loss of $5,894 in 1997 or $1.35 per share (diluted), after reporting net income of $934 or $0.32 per share (diluted) in 1996. Excluding the unusual item charges, the net loss in 1997 was $2,049 or $0.47 per share.

     At December 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of $3,900 available to offset taxable income of the Company through 2012. Additional carryforwards of approximately $32,165 are available as a result of the acquisition of CCC in December 1995. The change-in-ownership provisions of Section 382 of the Internal Revenue Code limit the amount available to offset future taxable income to approximately $500 per year through 2010.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1997, cash used in operations was $157. The impact of the net loss was largely offset by non-cash charges ($3,638), by reductions in inventories ($1,205), and by increases in accounts payable and accrued liabilities ($3,078). Capital expenditures increased to $1,382 in 1997 compared to only $365 in 1996. These expenditures included new liquid bulk storage tanks, modifications to resin mixing facilities, and additional testing equipment. In 1996, cash used in operations was $379, which included an increase in accounts receivable of $1,138.

     Capital expenditures are expected to increase in 1998, including replacement of some equipment and additions to improve efficiency. Grafalloy anticipates moving to a larger facility in the fourth quarter of 1998. Management plans to acquire additional equipment to expand manufacturing capacity at that time.

     To pay for the acquisition of Grafalloy in February 1997, the Company used available cash plus borrowings of approximately $2,300 under its revolving line of credit. Subsequently, the Company renegotiated its bank credit facilities to reduce the interest rate (by 50 basis points) and to increase the total facility to $10,167, consisting of $7,467 revolving credit based upon inventory and receivables, a $1,000 five-year term loan, and a $1,700 standby term loan to finance capital expenditures. At December 31, 1997, $3,167 was outstanding on the revolving credit lines and $845 was available based on eligible collateral. The credit agreements extend to January 1999 and April 2000. As a result of losses incurred in 1997, the Company was not in compliance with certain covenants in its loan agreements. A waiver of compliance was granted by the lender.

     In the last quarter of 1997 the Company obtained temporary extensions of credit terms from its major suppliers. The Company anticipates that higher sales in 1998 will increase the asset base for borrowing and enable it to reduce accounts payable to normal levels. The Company is also seeking up to $1 million from a private placement of debt or equity. Proceeds would be used to reduce debt.

     In August 1997 the Company borrowed $2,500 pursuant to an industrial development bond, with the proceeds to be used for equipment for a new product line. Early in 1998 the Company decided not to proceed with this project at the current time, and in March 1998 the funds were returned to the lender.

     The Company has reviewed its enterprise resource planning systems and has determined that the systems are able to deal with Year 2000 programming issues. Therefore, any costs of compliance will not be material to the business or to its results of operations.

NEW ACCOUNTING STANDARDS

     In 1997 the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components, and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company will adopt these new standards in fiscal 1998; this will not have any significant effect on the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company has made forward-looking statements in this Form 10-KSB, including future cash flows and the level of future R&D activities and capital expenditures. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the Company, including:

     Competition -- The Company encounters significant competition domestically from a number of well-established manufacturers in each of its product lines, and from foreign sources for some products. In most product markets the Company faces competition from other manufacturers that have larger market shares or other competitive advantages.

     Pricing Pressures -- The aerospace and defense industries have seen increased concentration in recent years as a result of a number of business combinations. These larger companies are in a position to negotiate favorable pricing terms from their suppliers, including the Company. The Company's ability to maintain its profit margins will depend on the technical and functional features of its products, the development of new products, and further development of its sales force.

     Dependence on Major Customers -- Approximately 29% of the Company's sales in 1997 were made to three customers. The loss of a significant amount of business from any of these customers would have a material adverse effect on the sales and operating results of the Company.

     Cyclical Nature of the Aerospace Industry -- The aerospace industry, including transportation and communications, accounted for approximately 60% of the Company's sales in 1997. This industry historically has been subject to cyclical downturns. For example, after increasing each year from 1985 to 1991, annual revenues in the aerospace industry dropped significantly in 1992 and remained depressed through late 1995.

     Raw Material Costs -- In the past few years, prices paid by the Company for certain raw materials, such as fabric and resins, have fluctuated. When prices have increased, the Company has not always been able to pass along the full effect of such increases to its customers in order to maintain or enhance its market position.

     New Products -- The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet evolving customer requirements. Delays in introduction or a disappointing market acceptance could have an adverse effect on the Company's business.

     Government Regulation -- The Company must comply with a number of federal and state environmental regulations. Although these regulations have not had a significant adverse effect on the overall operations of the Company, the costs of compliance could increase in future years.

     International Operations -- A small but increasing portion of the Company's sales in recent years has been derived from its international operations. The Company's operating results could be significantly affected by such factors as foreign exchange fluctuations, difficulties in staffing and managing foreign operations, and other risks associated with international activities.

     The Company disclaims any obligation to update any of the factors that may affect future operating results or to announce publicly the result of any revisions to any of the forward-looking statements contained in this Form 10-KSB, or to make corrections to reflect future events or developments.

ITEM 7. FINANCIAL STATEMENTS

     The following are included herein:

                                                                  PAGE
                                                                  ----
    Independent auditors' report................................   11
    Consolidated balance sheets as of December 31, 1997 and
      1996......................................................   12
    Consolidated statements of operations for the years ended
      December 31, 1997 and 1996................................   13
    Consolidated statements of cash flows for the years ended
      December 31, 1997 and 1996................................   14
    Consolidated statements of stockholders' equity for the
      years ended December 31, 1997 and 1996....................   15
    Notes to consolidated financial statements..................   16

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The American Materials & Technologies Corporation

     We have audited the accompanying consolidated balance sheets of The American Materials & Technologies Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The American Materials & Technologies Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                          FELDMAN RADIN & CO., P.C.
                                          Certified Public Accountants

New York, New York
February 6, 1998
(March 23, 1998, with respect to Note 5)

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $    92    $ 4,655
  Restricted cash...........................................    2,528         --
  Accounts receivable, net of allowance of $369 and $123,
     respectively...........................................    4,107      3,824
  Inventories...............................................    3,742      1,456
  Prepaid expenses and other current assets.................      659        520
                                                              -------    -------
          Total current assets..............................   11,128     10,455
Property and equipment, net.................................    6,235      4,359
Goodwill, less accumulated amortization of $2,202 and $3,
  respectively..............................................    5,078        518
Other assets, net...........................................      618        363
                                                              -------    -------
                                                              $23,059    $15,695
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................  $ 4,212    $   112
  Accounts payable..........................................    4,875      1,957
  Accrued liabilities.......................................    3,137      1,394
  Income taxes payable......................................       --        218
                                                              -------    -------
          Total current liabilities.........................   12,224      3,681
Long-term debt, less current installments...................    4,205        336
Minority interest...........................................       --         70
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000 shares;
     none issued............................................       --         --
  Common stock, $.01 par value. Authorized 15,000 shares;
     4,394 and 4,139 shares, respectively, issued and
     outstanding............................................       44         41
  Additional paid-in capital................................   12,194     10,910
  Retained earnings (deficit)...............................   (5,237)       657
  Treasury stock, at cost (177 shares at December 31,
     1997)..................................................     (371)        --
                                                              -------    -------
          Total stockholders' equity........................    6,630     11,608
                                                              -------    -------
                                                              $23,059    $15,695
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                  1997           1996
                                                                ---------      ---------
Net sales...................................................     $30,386        $22,411
Costs and expenses:
  Materials.................................................      13,695         11,175
  Manufacturing.............................................       8,451          5,575
  Marketing, selling and administrative.....................       8,372          3,621
  Research and development..................................       1,639            535
  Unusual items (Note 4)....................................       3,845             --
                                                                 -------        -------
                                                                  36,002         20,906
                                                                 -------        -------
Income (loss) from operations...............................      (5,616)         1,505
Other (expense) income:
  Interest expense..........................................        (603)          (434)
  Interest and other income.................................          25            131
  Minority interest.........................................          70             --
                                                                 -------        -------
Income (loss) before income taxes...........................      (6,124)         1,202
Income tax expense (benefit)................................        (230)           239
                                                                 -------        -------
Income (loss) before extraordinary item.....................      (5,894)           963
Loss on early extinguishment of debt, net of tax............          --            (29)
                                                                 -------        -------
Net income (loss)...........................................     $(5,894)       $   934
                                                                 =======        =======
Basic income (loss) per share:
  Income (loss) before extraordinary item...................     $ (1.35)       $  0.35
  Extraordinary item........................................          --          (0.01)
  Net income (loss).........................................     $ (1.35)          0.34
Diluted income (loss) per share:
  Income (loss) before extraordinary item...................     $ (1.35)       $  0.33
  Extraordinary item........................................          --          (0.01)
  Net income (loss).........................................     $ (1.35)       $  0.32
Weighted average number of shares:
  Basic.....................................................       4,352          2,729
  Diluted...................................................       4,352          2,956

          See accompanying notes to consolidated financial statements.

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Cash flows from operating activities:
  Net income (loss).........................................   $ (5,894)     $    934
  Depreciation and amortization.............................      1,203           601
  Other non-cash charges....................................      2,435            78

  Changes in assets and liabilities, net of effect of
     acquisitions:
       Accounts receivable..................................        808        (1,138)
       Inventories..........................................     (1,205)          546
       Prepaid expenses and other current assets............        (39)         (237)
       Other assets.........................................       (325)         (336)
       Accounts payable.....................................      1,688          (886)
       Accrued liabilities..................................      1,390          (159)
       Income taxes payable.................................       (218)          218
                                                               --------      --------
Net cash used in operating activities.......................       (157)         (379)
                                                               --------      --------
Cash flows from investing activities:
  Purchase of property and equipment........................     (1,382)         (365)
  Acquisition of businesses, net of cash acquired...........     (6,911)         (535)
                                                               --------      --------
Net cash used in investing activities.......................     (8,293)         (900)
                                                               --------      --------

Cash flows from financing activities:
  Borrowings of long-term debt..............................     31,123        21,848
  Repayments of long-term debt..............................    (27,191)      (23,676)
  Repayment of note payable--affiliate......................         --        (3,150)
  Proceeds from issuance of common stock....................        300        10,365
  Repurchase of common stock................................       (345)           --
  Proceeds from exercise of warrant.........................         --           374
                                                               --------      --------
Net cash provided by financing activities...................      3,887         5,761
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents........     (4,563)        4,482
Cash and cash equivalents at beginning of year..............      4,655           173
                                                               --------      --------
Cash and cash equivalents at end of year....................   $     92      $  4,655
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1997
                                 (IN THOUSANDS)

                                            COMMON STOCK
                                         ------------------   ADDITIONAL   RETAINED                   TOTAL
                                          NUMBER               PAID-IN     EARNINGS    TREASURY   STOCKHOLDERS'
                                         OF SHARES   AMOUNT    CAPITAL     (DEFICIT)    STOCK        EQUITY
                                         ---------   ------   ----------   ---------   --------   -------------
Balance at December 31, 1995...........    1,517      $15      $   198      $  (277)    $   0        $  (64)
Issuance of common stock...............    2,332       23       10,341           --        --        10,364
Exercise of warrant by affiliate.......      290        3          371           --        --           374
Net income.............................       --       --           --          934        --           934
                                           -----      ---      -------      -------     -----        ------
Balance at December 31, 1996...........    4,139       41       10,910          657         0        11,608
Issuance of common stock...............       75        1          299           --        --           300
Issuance of stock for acquisition......      180        2          985           --       (26)          961
Repurchase of common stock.............       --       --           --           --      (345)         (345)
Net loss...............................       --       --           --       (5,894)       --        (5,894)
                                           -----      ---      -------      -------     -----        ------
Balance at December 31, 1997...........    4,394      $44      $12,194      $(5,237)    $(371)       $6,630
                                           =====      ===      =======      =======     =====        ======

          See accompanying notes to consolidated financial statements.

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company. The American Materials & Technologies Corporation (the "Company") was incorporated in the State of Delaware in March 1995 to acquire and manage businesses in the advanced materials and technologies industries. Culver City Composites Corporation ("CCC"), a supplier of prepreg materials to the aerospace industry, was acquired in December 1995; a 63% ownership in Carbon Design Partnership Limited, ("Carbon Design"), a design and custom manufacturing business in the U.K., was purchased in November 1996; and Grafalloy Corporation ("Grafalloy") was formed in February 1997 to acquire the assets of Grafalloy L.P., a manufacturer of graphite golf club shafts. The results of operations of the acquired companies are included in the consolidated financial statements from the respective dates of acquisition.

     Basis of Presentation. The consolidated financial statements include domestic and foreign subsidiaries. All material intercompany profits, balances and transactions have been eliminated. Accounts denominated in foreign currencies have been translated using year-end exchange rates for assets and liabilities, while revenues and expenses are translated at exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations have been insignificant.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management's estimates.

     Cash. The Company maintains its operating cash in demand deposit accounts and commercial paper on a short term basis up to 30 days. Proceeds from an industrial development bond have been placed in an interest-bearing escrow account at a commercial bank.

     Inventories. Inventories are stated at the lower of first-in, first-out
(FIFO) cost or market value.

     Property and Equipment. Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the term of the related lease. Expenditures for maintenance and repairs are expensed as incurred.

     Goodwill. The excess of purchase price over the fair value of net assets of acquired subsidiaries (goodwill) is being amortized on a straight-line basis over 30 years, except for writedowns taken for impairment (Note 4).

     Long-Lived Assets. Impairment loss is recorded on long-lived assets used in operations, such as property and equipment and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. This loss is measured by the difference between carrying amounts and estimated fair values. Impairment losses of approximately $2,500 related to goodwill at Grafalloy and Carbon Design were recorded in 1997.

     Derivative Financial Instruments. The Company has not used any derivative financial instruments to hedge foreign currency and interest rate market exposures, nor has it used derivatives for speculative or trading purposes.

     Revenue Recognition. Revenues are recognized at the time of shipment. Allowances are provided for estimated returns and adjustments.

     Research and Development Costs. Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

     Stock-Based Compensation. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compen-

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

sation cost for stock-based employee compensation plans at fair value. The Company has chosen to present required disclosures and to continue to account for stock-based employee compensation using the method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Environmental Remediation Costs. The Company accrues remediation liabilities when it is probable that a liability exists and the costs can reasonably be estimated. The Company's estimates of these costs are based on existing technology, current laws and regulations, and the Company's current legal obligations regarding remediation and site-specific costs. These liabilities are adjusted when the effect of new facts or changes in law or technology are determinable. Approximately $330 was accrued for environmental remediation costs at December 31, 1997.

     Earnings (Loss) per Share. Basic earnings (loss) per share is computed using the weighted average number of shares of outstanding common stock. Diluted per share amounts also include the effect of dilutive common stock equivalents from the assumed exercise of stock options. Earnings per share data for 1996 have been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted per share amounts for 1996 include 127,000 common stock equivalents from stock options. For 1997, stock options and warrants (Note 10) have been excluded because the effect would be antidilutive.

     Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximated their fair value based on the short-term maturity of these instruments.

     Cash Flow Information. Cash payments for interest in 1997 and 1996 were $510 and $434 respectively. Cash payments for income taxes were $10 in 1997 and $21 in 1996.

     Recent Accounting Pronouncements. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information operating segments in annual and interim financial statements. The Company will adopt these standards in the first quarter of 1998. They will not have any significant effect on the Company's financial position or results of operations.

2. BALANCE SHEET ITEMS

     Inventories consist of the following at December 31:

                                                              1997      1996
                                                             ------    ------
Raw materials..............................................  $2,271    $  978
Work-in-progress...........................................   1,013       478
Finished goods.............................................     458        --
                                                             ------    ------
                                                             $3,742    $1,456
                                                             ======    ======

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The components of property and equipment are as follows at December 31:

                                                              1997      1996
                                                             ------    ------
Machinery and equipment....................................  $5,200    $3,085
Leasehold improvements.....................................   1,550     1,485
Furniture and fixtures.....................................     401       184
Construction in progress...................................     673       249
                                                             ------    ------
                                                              7,824     5,003
Less accumulated depreciation and amortization.............  (1,589)     (644)
                                                             ------    ------
                                                             $6,235    $4,359
                                                             ======    ======

     Accrued liabilities include the following at December 31, 1997 and 1996:

                                                              1997      1996
                                                             ------    ------
Accrued compensation.......................................  $1,006    $  600
Other accrued expenses.....................................   1,981       794
                                                             ------    ------
                                                             $2,987    $1,394
                                                             ======    ======

3. ACQUISITIONS

     On December 19, 1995, the Company acquired all of the outstanding stock of Structural Polymer Systems, Inc., a manufacturer and marketer of advanced composite materials for the aerospace and defense industries, for approximately $5,688, including acquisition costs. The purchase was financed with loans from an affiliated company and a bank line of credit and term loan. The name of the acquired company was changed to Culver City Composites Corporation.

     In November 1996, the Company acquired 63% of the outstanding stock of Carbon Design Partnership Limited, a U.K. company engaged in the design and manufacturing of composite parts for recreational and industrial uses, for cash of approximately $590.

     On February 27, 1997, the Company acquired all of the assets and assumed certain liabilities of Grafalloy L.P., a manufacturer of graphite golf club shafts. The purchase price of approximately $9,200 included a cash payment of $6,400, 179,492 shares of common stock (valued at $987), notes of $1,537 (as subsequently adjusted based on the purchase agreement), and expenses of $280.

     Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results have been included in the Company's consolidated financial statements from the respective dates of acquisition. Pro forma unaudited operating results for the years ended December 31, 1997 and 1996, assuming that Carbon Design and Grafalloy had been acquired on January 1, 1996, are as follows:

                                                            1997       1996
                                                           -------    -------
Net sales................................................  $32,113    $33,841
Net income (loss)........................................  $(6,085)   $ 1,385
Per share:
  Basic..................................................  $ (1.39)   $  0.48
  Diluted................................................  $ (1.39)   $  0.44

4. UNUSUAL ITEMS

     During the first nine months of 1997 the Company engaged in extensive efforts, including financing activities, negotiations and due diligence, for the acquisition of a much larger business. The Company was not

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

successful, and the target company was acquired by a major competitor in September 1997. Negotiations related to several smaller acquisitions were also terminated during the third quarter. Expenses of approximately $760 related to the Company's acquisition activities were recognized in the third quarter of 1997.

     Also in the third quarter of 1997, the Company recorded charges of $720 related to its investment in Carbon Design, including the writedown of goodwill, following a decision to pursue the sale of that business.

     In the fourth quarter of 1997 the Company recorded charges of $2,000 to reduce goodwill arising from the purchase of Grafalloy based upon a review of projected future cash flows. In addition, reserves related to the disposition of Carbon Design were increased by $365. These charges contributed to a net loss in the fourth quarter of $3,883.

 5. LONG-TERM DEBT

     Long-term debt includes the following at December 31, 1997 and 1996:

                                                               1997     1996
                                                              ------    ----
Borrowings under revolving credit facilities................  $3,167    $ --
Term loans, payable in monthly installments through 2000....     863     448
Industrial development bond.................................   2,500      --
Acquisition notes due March through August 1998.............   1,069      --
Other.......................................................     818      --
                                                              ------    ----
                                                               8,417     448
Less current portion........................................   4,212     112
                                                              ------    ----
                                                              $4,205    $336
                                                              ======    ====

     Required principal payments of long-term debt are as follows:
1998 -- $4,212; 1999 -- $3,530; 2000 -- $636; 2001 -- $21; and 2002 -- $18. The
carrying value of all debt instruments approximates their fair value.

     In April 1997 the Company renegotiated its bank credit facility to reduce the interest rate margin and to increase the total facility to $10,167, consisting of $7,467 revolving credit based upon inventory and accounts receivable, a $1,000 five-year term loan, and a $1,700 standby term loan to finance capital expenditures. At December 31, 1997, $3,167 was outstanding on the revolving credit lines and $845 was available based on eligible collateral. The effective annual interest rate on the total credit facility for the year ended December 31, 1997 was 12.5%. Under a previous credit agreement in effect for CCC during 1996, the effective annual interest rate was 10.2%.

     One credit agreement for $6,167 extends to January 1999 and the second for $4,000 extends to April 2000. Interest is charged at the rate of 1% above the prime rate; a fee of 1% per annum is charged on the unused portion of the credit facilities. The term loans bear interest at 1% over the prime rate and are payable in equal principal amounts over sixty months. The loan agreements require, among other things, that the Company maintain certain financial covenants, including tangible net worth, interest coverage, and debt service coverage; the agreements also restrict capital expenditures and the payment of dividends. The credit facilities are secured by substantially all the assets of the Company. As a result of losses incurred in 1997, the Company was not in compliance with certain covenants in its loan agreements. A waiver of compliance was granted by the lender.

     In August 1997 the Company borrowed $2,500 pursuant to an industrial development bond. The note bears interest at 7.1% per annum and is payable over 78 months beginning in April 1998. The proceeds of the loan were placed in an interest-earning escrow account pending disbursement for designated capital expenditures. The entire amount remained in escrow at December 31, 1997 (classified as restricted cash). The

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company subsequently decided not to proceed with the project and the funds were returned to the lender in March 1998.

     In December 1997 the Company repurchased 172,582 shares of its common stock (issued in the purchase of Grafalloy) for notes totaling $345. The 10% notes were due in February 1999, but were canceled in January 1998 in connection with the exercise of stock options.

     From December 1995 to July 1996, the Company was obligated under two 10% promissory notes, in the amounts of $3,000 and $150, respectively, to a company in which the Company's Chairman was an officer and director. The notes were repaid in full on July 5, 1996. In connection with the $3,000 note, the Company issued a warrant to purchase 289,790 shares of the Company's common stock at $1.29 per share. The warrant was exercised in September 1996. A value of $78 was assigned to the warrant when issued; the unamortized discount at the date the note was repaid was recognized as an extraordinary loss on early extinguishment of debt.

 6. COMMITMENTS AND CONTINGENCIES

     The Company leases its principal manufacturing and office facilities under non-cancelable leases expiring through 2006. The leases generally require the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions and some base rents are subject to annual increases determined by indexing. Rent expense for the years ended December 31, 1997 and 1996 was $795 and $682, respectively. Minimum lease payments under operating lease commitments are as follows:

            YEAR ENDED               AMOUNT
            ----------               ------
  1998.............................  $  744
  1999.............................     632
  2000.............................     632
  2002.............................     632
  2002.............................     588
  Thereafter.......................   1,826
                                     ------
                                     $5,054
                                     ======

     In September 1997 the Company filed a lawsuit against a competitor seeking damages from unfair competition and violations of the antitrust laws. The defendant has denied any liability. The lawsuit is in the early stages of discovery. The Company is involved in other litigation in the ordinary course of business, the outcome of which, in the opinion of management, will not have any material adverse effect on the Company's financial position or results of operations.

 7. BUSINESS AND CREDIT CONCENTRATIONS

     The majority of the Company's business is conducted with major aerospace and defense companies and their subcontractors. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. One customer accounted for approximately 12% of sales in 1997 and 16% in 1996. Two separate customers represented 10% of 1997 sales and 15% of 1996 sales, respectively.

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 8. INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1997 and 1996 consists of the following:

                                                              1997     1996
                                                              -----    ----
Current:
  Federal...................................................  $(203)   $203
  State.....................................................    (27)     36
                                                              -----    ----
                                                               (230)    239
                                                              -----    ----
Deferred....................................................     --      --
                                                              -----    ----
          Total.............................................  $(230)   $239
                                                              =====    ====

     A reconciliation between the federal statutory tax rate and the effective income tax rate for the years ended December 31, 1997 and 1996 follows:

                                                              1997      1996
                                                              ----      ----
Statutory federal income tax rate...........................  (35)%      34%
State income taxes, net of federal taxes....................   (6)        6
Benefit of operating loss carryforwards.....................   --       (20)
Losses for which no benefit is provided.....................   37        --
                                                              ---       ---
          Effective income tax rate.........................   (4)%      20%
                                                              ===       ===

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities at December 31, 1997 and 1996 are shown below:

                                                              1997      1996
                                                             ------    ------
Deferred income tax assets:
  Net operating loss carryforwards.........................  $4,212    $3,360
  Allowance for doubtful accounts..........................     148        49
  Inventory reserves.......................................     140       141
  Accrued expenses.........................................     112        92
  Deferred compensation....................................     189       100
  Other....................................................      31        25
                                                             ------    ------
                                                              4,832     3,767
                                                             ------    ------
Deferred income tax liabilities:
  Depreciation and amortization............................    (728)     (618)
                                                             ------    ------
Deferred tax valuation allowance...........................  (4,104)   (3,149)
                                                             ------    ------
Net deferred income taxes..................................  $   --    $   --
                                                             ======    ======

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $3,900 for federal tax purposes, expiring in 2012. In addition, as a result of the acquisition of Culver City Composites, the Company had approximately $32,165 of net operating loss carryforwards which extend to 2002-2010. The utilization of these carryforwards is limited to approximately $500 each year as a result of the December 1995 "change in ownership" as defined in the Internal Revenue Code.

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 9. EMPLOYEE BENEFIT PLANS

     Defined Contribution Plans. Substantially all U.S.-based non-bargaining unit employees of the Company are eligible to participate in one of two defined contribution plans. Participants can contribute up to 12% or 19% of their annual salary and receive a matching contribution from the employer according to the provisions of the respective plan documents. The expense of the defined contribution plans for the years ended December 31, 1997 and 1996 was $34 and $66, respectively.

     Defined Benefit Plan. The Company maintains a defined benefit pension plan covering all bargaining unit employees. The plan provides for monthly benefit payments upon retirement based on a fixed monthly payment for each year of credited service. Plan contributions are made in accordance with ERISA regulations. The plan maintains investments in various pooled funds at a bank. Net periodic pension cost was $25 and $23 for the years ended December 31, 1997 and 1996, respectively. The net pension asset at December 31, 1997 was $37 (net liability of $38 at December 31, 1996).

     The components of net pension costs for the years ended December 31, 1997 and 1996 are as follows:

                                                              1997    1996
                                                              ----    ----
Service cost for benefits earned............................  $ 25    $ 24
Interest cost on projected benefit obligation...............    71      71
Expected return on plan assets..............................   (77)    (79)
Prior service cost amortization.............................     8       9
Net actuarial gain assumption...............................   (10)    (10)
Expenses....................................................     8       8
                                                              ----    ----
  Net pension cost..........................................  $ 25    $ 23
                                                              ====    ====

     The following table summarizes the funded status of the plan and amounts recognized in the consolidated balance sheet at December 31, 1997 and 1996, using a valuation date of August 1:

                                                               1997     1996
                                                              ------    ----
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................  $  925    $899
  Non-vested benefit obligation.............................       4       2
                                                              ------    ----
  Projected benefit obligation..............................     929     901
Plan assets at fair value...................................   1,049     863
                                                              ------    ----
Excess (deficiency) of plan assets over projected benefit
  obligation................................................     120     (38)
Unrecognized net (gain) loss................................    (146)      9
Unrecognized prior service cost.............................      63      71
Adjustment to recognized minimum liability..................      --     (80)
                                                              ------    ----
Net pension asset (liability) recognized....................  $   37    $(38)
                                                              ======    ====
Assumptions used:
  Discount rate.............................................       8%      8%
                                                              ------    ----
  Long-term rate of return on plan assets...................       9%      9%
                                                              ------    ----

10. STOCKHOLDERS' EQUITY

     Common Stock. In July 1996 the Company completed an initial public offering of 2,000,000 shares of its common stock at $5.50 per share. The underwriter subsequently exercised an option to purchase an additional

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

296,000 shares at $5.50 per share. Net proceeds were $10,215. Also in 1996 the Company sold 11,364 shares of common stock for $50 in a private transaction.

     The Company issued 25,000 shares of common stock in 1996 and an additional 75,000 shares in 1997 in consideration for the extension of an exclusive license granted pursuant to a joint venture agreement dated March 1996. These shares were valued at $4.00 per share.

     As partial consideration for the purchase of Grafalloy (Note 3), the Company issued 179,492 shares of common stock valued at $987. On December 1, 1997, the Company repurchased 172,582 of these shares for promissory notes aggregating $345 due in February 1999.

     Stock Option Plans. The Company's 1996 Incentive and Nonqualified Stock Option Plan ("1996 Plan") was adopted in February 1996 and its 1997 Stock Option Plan ("1997 Plan") was adopted in March 1997 and approved by stockholders in May 1997. A total of 350,000 shares of common stock are reserved for issuance under each plan. Options may be granted to officers, directors, and employees of the Company and to consultants who provide services to the Company. The Board of Directors determines individuals to whom options will be granted, the option exercise price and other terms of each award, subject to the provisions of the plans. The plans expire in 2006 and 2007, respectively.

     Under both plans, no option may extend for more than ten years from the date of grant. The exercise price for incentive stock options (as defined in the Internal Revenue Code of 1986) may not be less than the fair market value of the common stock at the date of grant. As of December 31, 1997 there were 25,387 unissued shares of common stock reserved for future grants under the plans.

     In addition to options granted under the two plans, the Company in 1995 issued options to purchase 133,303 shares at $0.86 per share and 9,999 shares at $1.50 per share, and in 1997 issued options to purchase 42,000 shares at $4.88 per share (of which 20,000 subsequently were canceled). The options vest over periods of up to four years.

     Shares subject to option for the years ended December 31, 1997 and 1996 are summarized as follows:

                                                    1997                    1996
                                             -------------------    --------------------
                                                        WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE
                                                        EXERCISE                EXERCISE
                                             SHARES      PRICE       SHARES      PRICE
                                             -------    --------    --------    --------
Outstanding at beginning of year...........  289,902     $2.36       143,302     $0.90
Granted....................................  625,313      5.02       151,400      3.68
Exercised..................................       --                      --
Canceled...................................  (77,300)     4.94        (4,800)     4.00
                                             -------     -----      --------     -----
Outstanding at end of year.................  837,915     $4.11       289,902     $2.36
Exercisable at end of year.................  209,218     $2.91        46,934     $0.89
Weighted average fair value of options
  granted during the year..................              $2.01                   $1.55

               THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes information about stock options outstanding at December 31, 1997:

                        OPTIONS OUTSTANDING
                ------------------------------------    OPTIONS EXERCISABLE
                               WEIGHTED                ----------------------
                                AVERAGE     WEIGHTED                 WEIGHTED
   RANGE OF                    REMAINING    AVERAGE                  AVERAGE
   EXERCISE       NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
    PRICES      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
   --------     -----------   -----------   --------   -----------   --------
   $0.78 to
  $1.50.......    168,302         7.5        $0.92       100,118      $0.90
   $4.31 to
  $6.25.......    669,613         9.1        $4.91       109,100      $4.76
                  -------         ---        -----       -------      -----
                  837,915         8.7        $4.11       209,218      $2.91

     The Company applies APB 25 and related interpretations in accounting for grants to employees under its stock option plans. Because the exercise price of the options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized in the Company's financial statements. Pro forma disclosures assuming compensation cost had been determined based on the fair value of stock options at the grant dates consistent with the method of SFAS 123 are as follows:

                                                               1997      1996
                                                              -------    -----
Net income (loss)    As reported............................  $(5,894)   $ 928
                     Pro forma..............................  $(6,161)   $ 886
Per share:
  Basic              As reported............................  $ (1.35)   $0.34
                     Pro forma..............................  $ (1.42)   $0.32
  Diluted            As reported............................  $ (1.35)   $0.32
                     Pro forma..............................  $ (1.42)   $0.30

     The fair value of options granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996 respectively: expected volatility of 50% and 45% (based on the historical volatility of a sample of similar companies); risk-free interest rates of 5.5% and 6.4%; expected lives of 5 years; and no dividend yield. For purposes of the pro forma disclosures, the estimated fair value of the options has been amortized to expense over the vesting period of the options.

     Warrants. In connection with its initial public offering in July 1996, the Company issued a warrant to purchase 200,000 shares of common stock to the representative of the underwriters. The warrant is exercisable at $8.80 per share through June 2001. The Company has also issued five-year warrants to consultants to purchase 95,000 shares of common stock at prices of $4.00 and $4.88 per share.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding the directors and executive officers of the Company is included under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information regarding executive compensation is presented under the caption "Compensation of Executive Officers' in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding related transactions is included under the caption "Certain Transactions" in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
     3.1(a)      Restated Certificate of Incorporation of the Company
     3.2(a)      Amended and Restated By-Laws of the Company
     4.1(a)      Specimen certificate for the Common Stock of the Company
     4.2(a)      Form of Representative's Warrant
     4.3(a)      Form of Lock-Up Agreement
    10.3(a)(g)   Employment Agreement with Paul W. Pendorf, as amended
    10.3.1(a)(g) Option Agreement for Paul W. Pendorf
    10.5(a)(g)   Employment Agreement with Philip D. Cunningham
    10.6(a)(g)   Employment Agreement with Leslie J. Cohen
    10.7(a)      Purchase Agreement between the Company and Montecatini
                 U.S.A., Inc. dated November 16, 1995
    10.8(a)      Assignment and Assumption Agreement between the Company and
                 AMT Sub, Inc. dated December 19, 1995
    10.9(a)      Lease Agreement dated March 1, 1996 between Rodeo
                 Properties, Inc. as lessor and the Company as lessee for
                 property located at 5915 Rodeo Road, Los Angeles, California
    10.10(a)     Lease Agreement dated December 20, 1995 between Sybel Heller
                 Revocable Trust as lessor and the Company as lessee for
                 property located at 3512 Helms Avenue, Culver City,
                 California
    10.11(a)     Lease Agreement dated December 8, 1988 between Lawrence
                 Greener (Trustee) as lessor and the Company as lessee for
                 property located at 8592 National Blvd., Culver City,
                 California, together with Amendment Nos.1-4
    10.12(a)     Lease Agreement dated October 31, 1994 between Bostwick &
                 Newman as lessor and the Company as lessee for property
                 located at 3517 Schaefer Street, Culver City, California,
                 together with Amendment No. 1 thereto.
    10.13(a)     Loan and Security Agreement between Culver City Composites
                 Corporation and LaSalle Business Credit, Inc., dated
                 December 19, 1995
    10.15(a)     $4,400,000 Revolving Note of the Culver City Composites
                 Corporation dated December 19, 1995 in favor of LaSalle
                 Business Credit, Inc.
    10.16(a)     Guaranty of the Company dated December 19, 1995 in favor of
                 LaSalle Business Credit, Inc.
    10.17(a)     Stock Pledge Agreement between the Company and LaSalle
                 Business Credit, Inc., dated December 19, 1995
    10.22(a)     Joint Venture Agreement dated March 20, 1996 among AMT,
                 Culver City Composites Corporation, Advanced Polymer
                 Sciences, Inc., and Donald J. Keehan
    10.23(a)(g)  1996 Incentive and Nonqualified Stock Option Plan
    10.25(a)     Retirement Plan for Hourly-Rate Employees of Structural
                 Polymer Systems, Inc., effective as of August 1, 1994
    10.31(b)     Form of Indemnity Agreement for Directors of the Company
    10.32(b)     Agreement among the Company, Carbon Design Partnership
                 Limited, et. al. dated November 22, 1996

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
    10.33(b)     Consulting Agreement between the Company and MapleWood, Inc.
                 dated July 1, 1996
    10.34(c)     Asset Purchase Agreement dated February 27, 1997 among the
                 Company, Grafalloy Acquisition Corporation, Grafalloy L.P.
                 and Grafalloy, Inc.
    10.35(c)(g)  Employment Agreement dated February 27, 1997 between
                 Grafalloy Acquisition Corporation and William C. Gerhart
    10.36(c)     Guaranty of the Company, dated February 27, 1997
    10.37(c)     Lease Agreement between Grafalloy, Inc. and Robert and Alice
                 C. Campbell, dated July 21, 1993, as amended
    10.38(d)     Loan and Security Agreement dated April 7, 1997 between
                 Grafalloy Corporation and LaSalle Business Credit, Inc.
    10.39(d)     Stock Pledge Agreement dated April 7, 1997 by the Company in favor of LaSalle Business Credit, Inc.
    10.40(d)     $3,000,000 Revolving Note of Grafalloy Corporation dated
                 April 7, 1997 in favor of LaSalle Business Credit, Inc.
    10.41(d)     $300,000 Term Note of Grafalloy Corporation dated April 7,
                 1997 in favor of LaSalle Business Credit, Inc.
    10.42(d)     $700,000 Capex Note of Grafalloy Corporation dated April 7,
                 1997 in favor of LaSalle Business Credit, Inc.
    10.43(d)     Guaranty of the Company dated April 7, 1997 in favor of
                 LaSalle Business Credit, Inc.
    10.44(d)     First Amendment to Loan and Security Agreement by and
                 between Culver City Composites Corporation and LaSalle
                 Business Credit, Inc., dated April 7, 1997
    10.45(d)     $727,000 Term Note of Culver City Composites Corporation
                 dated April 7, 1997 in favor of LaSalle Business Credit
    10.46(d)     $1,000,000 Capex Note of Culver City Composites Corporation
                 dated April 7, 1997 in favor of LaSalle Business Credit
    10.47(d)     Reaffirmation of Guaranty of the Company in favor of LaSalle
                 Business Credit, dated April 7, 1997
    10.48(e)     Addendum dated June 27, 1997 to Employment Agreement of
                 Leslie J. Cohen
    10.49(e)     Agreement dated May 1, 1997 between Culver City Composites
                 Corporation and the Stove, Furnace, Energy and Allied
                 Appliance Workers Division International Brotherhood of
                 Boilermakers, Iron Ship Builders, Blacksmiths, Forgers &
                 Helpers, AFL-CIO, CFL, Local Lodge No. S230
    10.50(f)(g)  1997 Stock Option Plan
    10.51(g)     Employment Agreement dated October 13, 1997 between the
                 Company and James L. Russell
    10.52(g)     Employment Agreement dated March 4, 1998 between the Company and Jorg R. Huber
    10.53        Product Development, Manufacturing and Marketing Agreement
                 dated October 1, 1997 among the Company, Schappe Techniques
                 Sarl, and AIK Advanced Composites GmbH
    11           Computation of Net Income (Loss) per Share

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
    21           Subsidiaries of the Company
    23           Independent Auditors' Consent
    27           Financial Data Schedule

---------------

(a) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-3836, as filed on April 19, 1996 and thereafter amended.

(b) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-11755, as filed on September 11, 1996 and thereafter amended.

(c) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996

(d) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1997

(e) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1997

(f) Incorporated by reference to the Company's 1997 Definitive Proxy Statement

(g) Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c ).

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE AMERICAN MATERIALS & TECHNOLOGIES
                                      CORPORATION

                                      By:        /s/ JAMES L. RUSSELL
                                         ---------------------------------------
                                         James L. Russell
                                         Vice President and
                                         Chief Financial Officer

Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                 /s/ PAUL W. PENDORF                           President and Chief Executive Officer
-----------------------------------------------------              (principal executive officer)
                   Paul W. Pendorf

                /s/ JAMES L. RUSSELL                   Vice President and Chief Financial Officer (principal
-----------------------------------------------------                   financial officer)
                  James L. Russell

                 /s/ STEVEN GEORGIEV                                   Chairman of the Board
-----------------------------------------------------
                   Steven Georgiev

                /s/ ROBERT V. GLASER                                         Director
-----------------------------------------------------
                  Robert V. Glaser

                /s/ BUSTER C. GLOSSON                                        Director
-----------------------------------------------------
                  Buster C. Glosson