Form 10QSB
period 1998-03-31
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1998-05-07
CIK 1012468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 1998

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

         Issuer's telephone number, including area code: (310) 841-5200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days. Yes  x    No
         ------   ------

State the number of shares of each of the issuer's classes of common stock as of the latest practicable date: Common stock, $.01 par value, 4,391,770 shares issued and outstanding on April 30, 1998.

Transitional Small Business Disclosure Format (check one): Yes      No    x
                                                              ------   ------

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                               March 31,     December 31,
                                                                                 1998            1997
                                                                               --------        --------
ASSETS                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                   $     64        $     92
   Restricted cash                                                                   --           2,528
   Accounts receivable, net                                                       7,495           4,107
   Inventories                                                                    3,592           3,742
   Prepaid expenses and other current assets                                        583             659
                                                                               --------        --------
         Total current assets                                                    11,734          11,128
Property and equipment, net of accumulated
   depreciation of $1,751 and $1,589, respectively                                5,971           6,235
Goodwill                                                                          5,038           5,078
Other assets                                                                        602             618
                                                                               --------        --------
                                                                               $ 23,345        $ 23,059
                                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                      $  1,084        $  4,212
   Accounts payable                                                               6,192           4,875
   Accrued liabilities                                                            2,548           3,137
                                                                               --------        --------
         Total current liabilities                                                9,824          12,224

Long-term debt, less current installments                                         6,184           4,205
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000 shares; none issued

   Common stock, $.01 par value. Authorized 15,000 shares;
      4,395 and 4,394 shares issued, respectively                                    44              44
   Additional paid-in capital                                                    12,196          12,194
   Accumulated deficit                                                           (4,887)         (5,237)
   Treasury stock, at cost                                                          (16)           (371)
                                                                               --------        --------
         Total stockholders' equity                                               7,337           6,630
                                                                               --------        --------
Total liabilities and stockholders' equity                                     $ 23,345        $ 23,059
                                                                               ========        ========



     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                 Three Months Ended
                                                     March 31,
                                             ------------------------
                                               1998            1997
                                             --------        --------
Net sales                                    $ 11,715        $  7,152

Costs and expenses:
   Materials                                    5,822           3,384
   Manufacturing                                2,513           1,769
   Selling, general and administrative          2,351           1,433
   Research and development                       500             293
                                             --------        --------
                                               11,186           6,879
                                             --------        --------

Income from operations                            529             273

Other income (expense):
   Interest expense                              (207)            (84)
   Interest and other income                       28              81
   Minority interest                               --              70
                                             --------        --------
                                                 (179)             67
                                             --------        --------

Income before income taxes                        350             340
Income tax expense                                 --              66
                                             --------        --------

Net income                                   $    350        $    274
                                             ========        ========

Net income per share:

   Basic                                     $   0.08        $   0.06
                                             ========        ========
   Diluted                                   $   0.08        $   0.06
                                             ========        ========

Weighted average number of shares:
   Basic                                        4,355           4,281
                                             ========        ========
   Diluted                                      4,540           4,457
                                             ========        ========




     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                             1998                 1997
                                                                            -------              -------
Cash flows from operating activities:
  Net income                                                                $   350              $   274
  Depreciation and amortization                                                 355                  217
    Changes in assets and liabilities (excluding acquisitions):
     Accounts receivable                                                     (3,388)                (407)
     Inventories                                                                150                 (745)
     Prepaid expenses and other assets                                           76                 (433)
     Accounts payable and accrued liabilities                                   728                  675
     Income taxes payable                                                        --                   63
                                                                            -------              -------
Net cash used in operating activities                                        (1,729)                (356)
                                                                            -------              -------

Cash flows from investing activities:
    Purchase of property and equipment, net of dispositions                      (7)                (245)
    Cash paid for acquisition                                                    --               (6,371)
                                                                            -------              -------
 Net cash used in investing activities                                           (7)              (6,616)
                                                                            -------              -------

Cash flows from financing activities:
   Borrowings under revolving credit lines                                    9,180                7,684
   Repayments of revolving credit lines                                      (7,165)              (4,989)
   Repayment of term loans                                                      (73)                 (28)
   Repayment of other notes payable                                            (591)                  --
   Issuance of common stock                                                     357                   --
                                                                            -------              -------
Net cash provided by financing activities                                     1,708                2,667
                                                                            -------              -------

Decrease in cash and cash equivalents                                           (28)              (4,305)
Cash and cash equivalents at beginning
 of period                                                                       92                4,655
                                                                            -------              -------

Cash and cash equivalents at end of period                                  $    64              $   350
                                                                            =======              =======





     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

            The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the Company's annual consolidated financial statements. Accordingly, these condensed consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Culver City Composites Corporation and Grafalloy Corporation. All significant intercompany accounts and transactions have been eliminated.

2.     New Accounting Standard

            Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement. It also requires that an entity classify items of other comprehensive earnings (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in an annual financial statement. The Company's total comprehensive earnings for the three month periods ended March 31, 1998 and 1997 were the same as reported net income for those periods.

3.     Net Income per Share

            Net income per share data for the periods ended March 31, 1998 and 1997 were computed using the following weighted average common share amounts (in thousands):

                                                                            1998       1997
                                                                           -----      -----
               Weighted average common shares outstanding                  4,355      4,281
               Dilutive effect of employee stock options and warrants        185        176
                                                                           -----      -----
               Weighted average shares outstanding, assuming dilution      4,540      4,457
                                                                           =====      =====

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                 (Dollar amounts in thousands, except per share)

RESULTS OF OPERATIONS

            The American Materials & Technologies Corporation ("AMT" or "the Company") was incorporated in March 1995 to acquire and manage businesses in the advanced materials and technologies industries. AMT acquired Culver City Composites Corporation ("CCC"), a supplier of prepreg materials to the aerospace industry, on December 19, 1995, and Grafalloy Corporation ("Grafalloy"), a manufacturer of graphite golf club shafts, on February 27, 1997. The results of operations of the acquired companies are included in the Company's financial statements from the respective dates of acquisition.

Three months ended March 31, 1998 compared to three months ended March 31, 1997

            Sales for the quarter ended March 31, 1998 were $11,715, an increase of 64% over sales of $7,152 in the corresponding quarter of 1997. Adjusting to include sales by Grafalloy for the entire first quarter of 1997, the increase in sales was 32%. Sales for CCC rose 27% compared to the prior year period, reflecting higher shipments to its aerospace customers and the addition of new business. Grafalloy's sales growth resulted in part from the addition of two original equipment manufacturers as customers.

            The Company's sales increased 81% compared to the fourth quarter of 1997. That period was marked by depressed aerospace sales because of production slowdowns at The Boeing Company, and lower sales at Grafalloy caused by seasonal factors.

            Gross profit (net sales less materials and manufacturing costs) was $3,380 in the first quarter of 1998, an increase of 69% over the gross profit of $1,999 in the first quarter of 1997. As a percentage of sales, gross profit improved to 28.9% in the first quarter of 1998 compared to 28.0% in the first quarter of 1997, reflecting the addition of the higher margin Grafalloy business. The cost of materials increased as a percentage of sales, but this was more than offset by lower manufacturing costs as a percentage of sales, as fixed costs were spread over a larger sales base.

            Selling, general and administrative expenses were $2,351 in the first quarter of 1998, an increase of 64% compared to $1,433 in the prior year's first quarter. This percentage increase was equal to the percentage increase in sales. Sales and marketing costs declined as a percentage of sales, but general and administrative costs rose in relation to sales because of increased goodwill amortization and higher investor relations and legal expenses.

            Research and development expenses rose to $500 for the quarter, an increase of 71% compared to the first quarter of 1997. The Company has continued to expand its product development activities and its efforts to qualify existing and new products with customers in the aerospace industry.

            Operating income for the first quarter of 1998 was $529, an increase of 94% over operating income of $273 in the comparable period of 1997. This growth exceeded the percentage increase in sales, as certain fixed manufacturing, sales, and marketing costs were spread over the larger sales base.

            Interest expense rose 146% to $207 in the quarter ended March 31, 1998, reflecting the Company's significantly higher debt levels following the purchase of Grafalloy in February 1997. Similarly, interest income declined substantially compared to the first quarter of 1997, as cash balances available in the first two months of 1997 were used in the Grafalloy purchase.

            No provision for income taxes is required in 1998 because of the availability of net operating loss carryforwards. Taxes were accrued at a rate of 19% in the first quarter of 1997.

            Net income for the quarter ended March 31, 1998 was $350, an increase of 28% over net income of $274 in the corresponding quarter of 1997. Diluted earnings per share were $0.08 in the first quarter of 1998 compared to $0.06 in the corresponding 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

            Cash used in operations in the first quarter of 1998 was $1,729, primarily because of the substantial increase in accounts receivable compared to December 31, 1997. This was financed by advances on the Company's lines of credit. Working capital increased to $1,910 at March 31, 1998, compared to a deficit of $1,096 at December 31, 1997, while long-term debt increased by $1,979.

            In January 1998 the Company issued 172,582 shares of common stock (from shares held in treasury) upon the exercise of employee stock options. Payment was made by the cancellation of notes payable of $345.

            At March 31, 1998, a total of $5,565 was borrowed under the Company's revolving credit lines, and approximately $1,000 was available based on eligible collateral. The Company was in compliance with the financial covenants in its credit agreements at March 31, 1998. The Company has negotiated extended payment terms with several of its major suppliers.

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

            Competition - The Company encounters significant competition in domestic markets from a number of well-established manufacturers in each of its product lines, and from foreign sources for some products. In most product markets the Company faces competition from other manufacturers that have larger market shares or other competitive advantages.

            Pricing Pressures - The aerospace and defense industries have seen increased concentration in recent years as a result of a number of business combinations. These larger companies are in a position to negotiate favorable pricing terms from their suppliers, including the Company. The Company's ability to maintain its profit margins will depend on the technical and functional features of its products and the development of new products.

            Dependence on Major Customers - Approximately 29% of the Company's sales in 1997 were made to three customers. The loss of a significant amount of business from any of these customers would have a material adverse effect on the sales and operating results of the Company.

            Cyclical Nature of the Aerospace Industry - The aerospace industry, including transportation and communications, accounted for approximately 60% of the Company's sales in 1997. This industry historically has been subject to cyclical downturns. For example, after increasing each year from 1985 to 1991, annual revenues in the aerospace industry dropped significantly in 1992 and remained depressed through late 1995.

            Raw Material Costs - In the past few years, prices paid by the Company for certain raw materials, such as fabric and resins, have fluctuated. When prices have increased, the Company has not always been able to pass along the full effect of such increases to its customers in order to maintain or enhance its market position.

            New Products - The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet evolving customer requirements. Delays in introduction or a disappointing market acceptance could have an adverse effect on the Company's business.

            Government Regulation - The Company must comply with a number of federal and state environmental regulations. Although these regulations have not had a significant adverse effect on the overall operations of the Company, the costs of compliance could increase in future years.

            International Operations - A small but increasing portion of the Company's sales in recent years has been derived from its international operations. The Company's operating results could be significantly affected by such factors as foreign exchange fluctuations, difficulties in staffing and managing foreign operations, and other risks associated with international activities.

            The Company disclaims any obligation to update any of the factors that may affect future operating results or to announce publicly the result of any revisions to any of the forward-looking statements contained in this Form 10-QSB, or to make corrections to reflect future events or developments.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Number      Description
------      -----------

  27        Financial Data Schedule


(b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE AMERICAN MATERIALS &
                                              TECHNOLOGIES CORPORATION



Date:  May 7, 1998                            /s/ James L. Russell
                                              --------------------------------
                                                  James L. Russell
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)