Form 10QSB
period 1998-06-30
AMERICAN MATERIALS & TECHNOLOGIES CORP
filed 1998-07-24
CIK 1012468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares of each of the issuer's classes of common stock as of the latest practicable date: Common stock, $.01 par value, 4,439,755 shares issued and outstanding on July 15, 1998.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    June 30,          December 31,
                                                                                      1998               1997
                                                                                    --------          ------------
ASSETS                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $    103           $     92
   Restricted cash                                                                        --              2,528
   Accounts receivable, net                                                            5,785              4,107
   Inventories                                                                         4,497              3,742
   Prepaid expenses and other current assets                                             448                659
                                                                                    --------           --------
       Total current assets                                                           10,833             11,128
Property and equipment, net of accumulated
   depreciation of $2,019 and $1,589, respectively                                     5,971              6,235
Goodwill                                                                               4,984              5,078
Other assets                                                                             643                618
                                                                                    --------           --------
                                                                                    $ 22,431           $ 23,059
                                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                           $    704           $  4,212
   Accounts payable                                                                    7,231              4,875
   Accrued liabilities                                                                 2,032              3,137
                                                                                    --------           --------
       Total current liabilities                                                       9,967             12,224

Long-term debt, less current installments                                              4,467              4,205
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000 shares; none issued                  --                 --
   Common stock, $.01 par value. Authorized 15,000 shares; 4,442 and 4,394
     issued and outstanding, respectively                                                 44                 44
   Additional paid-in capital                                                         12,296             12,194
   Accumulated deficit                                                                (4,327)            (5,237)
   Treasury stock, at cost                                                               (16)              (371)
                                                                                    --------           --------
       Total stockholders' equity                                                      7,997              6,630
                                                                                    --------           --------
Total liabilities and stockholders' equity                                          $ 22,431           $ 23,059
                                                                                    ========           ========




     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                   1998               1997               1998               1997
                                                --------           --------           --------           --------
Net sales                                       $ 11,456           $  9,396           $ 23,171           $ 16,548

Costs and expenses:
   Materials                                       5,707              3,877             11,529              7,261
   Manufacturing                                   2,384              2,524              4,897              4,293
   Selling, general and administrative             2,126              2,154              4,477              3,587
   Research and development                          510                373              1,010                666
                                                --------           --------           --------           --------
                                                  10,727              8,928             21,913             15,807
                                                --------           --------           --------           --------

Income from operations                               729                468              1,258                741

Other income (expense):
   Interest expense                                 (168)              (160)              (375)              (244)
   Interest and other income                          (1)               145                 27                226
   Minority interest                                  --                 33                 --                103
                                                --------           --------           --------           --------
                                                    (169)                18               (348)                85
                                                --------           --------           --------           --------

Income before income taxes                           560                486                910                826
Income tax expense                                    --                 53                  0                119
                                                --------           --------           --------           --------

Net income                                      $    560           $    433           $    910           $    707
                                                ========           ========           ========           ========

Net income per share:

  Basic                                         $   0.13           $   0.10           $   0.21           $   0.16
                                                ========           ========           ========           ========
  Diluted                                       $   0.11           $   0.10           $   0.19           $   0.16
                                                ========           ========           ========           ========

Weighted average number of shares:

  Basic                                            4,440              4,394              4,400              4,338
                                                ========           ========           ========           ========
  Diluted                                          4,920              4,555              4,730              4,506
                                                ========           ========           ========           ========



     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Six Months Ended June 30,
                                                                         1998               1997
                                                                       --------           --------
Cash flows from operating activities:
  Net income                                                           $    910           $    707
  Depreciation and amortization                                             694                512
  Other non-cash charges                                                     --                184
  Changes in assets and liabilities (excluding acquisitions):
     Accounts receivable                                                 (1,678)            (2,045)
     Inventories                                                           (755)            (1,692)
     Prepaid expenses and other assets                                      158               (770)
     Accounts payable and accrued liabilities                             1,251              1,062
     Income taxes payable                                                    --                111
                                                                       --------           --------
Net cash provided by (used in) operating activities                         580             (1,931)
                                                                       --------           --------

Cash flows from investing activities:
    Purchase of property and equipment                                     (280)            (2,461)
    Cash paid for acquisition                                                --             (6,502)
                                                                       --------           --------
 Net cash used in investing activities                                     (280)            (8,963)
                                                                       --------           --------

Cash flows from financing activities:
   Borrowings under revolving credit lines                               20,100             26,854
   Repayments of revolving credit lines                                 (19,706)           (22,542)
   Borrowings (repayments) of term loans                                   (161)               544
   Other notes payable                                                     (979)             1,383
   Issuance of common stock                                                 457                 --
                                                                       --------           --------
Net cash (used in) provided by financing activities                        (289)             6,239
                                                                       --------           --------

Net increase (decrease) in cash and cash equivalents                         11             (4,655)
Cash and cash equivalents at beginning
 of period                                                                   92              4,655
                                                                       --------           --------

Cash and cash equivalents at end of period                             $    103           $     --
                                                                       ========           ========



     (See accompanying notes to condensed consolidated financial statements)

                THE AMERICAN MATERIALS & TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)

1.  Basis of Presentation

         The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the Company's annual consolidated financial statements. Accordingly, these condensed consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Culver City Composites Corporation and Grafalloy Corporation. All significant intercompany accounts and transactions have been eliminated.

2.    New Accounting Standards

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement. It also requires that an entity classify items of other comprehensive earnings (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in an annual financial statement. The Company's total comprehensive earnings for the three-month and six-month periods ended June 30, 1998 and 1997 were the same as reported net income for those periods.

         The Company has also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement does not require interim period information in the year of adoption.

         Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," is effective for the year beginning January 1, 1998. The statement requires additional information about changes in the benefit obligation and fair value of plan assets. The company will include such disclosures in its annual financial statements.

3.    Earnings per Share

         Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted per share data also includes the effect of stock options and warrants:

                                                     Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                     1998           1997           1998           1997
                                                    -----          -----          -----          -----
Weighted average shares                             4,440          4,394          4,400          4,338
Effect of stock options/warrants                      480            161            330            168
                                                    -----          -----          -----          -----
Weighted average shares, assuming dilution          4,920          4,555          4,730          4,506

4.    Long-Term Debt

         Long-term debt consisted of the following at June 30, 1998 and December 31, 1997:


                                                                  June 30,       December 31,
                                                                    1998            1997
                                                                  ------          ------
Borrowings under revolving credit facilities                      $3,944          $3,167
Term loans, payable in monthly installments through 2000             702             863
Industrial development bond                                           --           2,500
Other                                                                525           1,887
                                                                  ------          ------
                                                                   5,171           8,417
Less current portion                                                 704           4,212
                                                                  ------          ------
                                                                  $4,467          $4,205
                                                                  ======          ======

5.    Subsequent Event

         On July 8, 1998, the Company entered into an agreement with Cytec Industries Inc. ("Cytec") pursuant to which Cytec will acquire all of the outstanding shares of the Company in exchange for Cytec common shares in a transaction designed to qualify as a tax-free reorganization. The Company's stockholders will receive the equivalent of $6.00 per share in Cytec shares. The transaction is subject to approval by the Company's stockholders and by regulatory authorities, and is expected to close in the fourth quarter of 1998.

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

         The Company's operations, particularly those of Grafalloy, are subject to seasonal fluctuations. Sales are strongest in the first two quarters of the year and weakest in the fourth quarter.

Three months ended June 30, 1998 compared to three months ended June 30, 1997

         Sales for the quarter ended June 30, 1998 were $11,456, an increase of 22% over sales of $9,396 in the corresponding quarter of 1997. CCC experienced unit sales growth, while Grafalloy had flat unit sales with a 28% increase in average selling price.

         Gross profit (net sales less materials and manufacturing costs) for the quarter ended June 30, 1998 was $3,365, or 29.4% of sales. This was an increase of $370 compared to the second quarter of 1997, when gross profit was $2,995, or 31.9% of sales. The decline in gross margin percentage resulted from higher material costs at CCC from changes in sales mix and raw material price increases that were not passed on to customers. This negative impact was partially offset by higher margins at Grafalloy. Material costs were 50% of sales in the second quarter of 1998, compared to 41% in the second quarter of 1997. However, manufacturing costs decreased significantly, to 21% of sales compared to 27% in the prior year period because of product mix changes and efficiencies from higher production volumes.

         Research and development expenses were $510 in the second quarter of 1998 compared to $373 in the prior year's second quarter, an increase of 37%. As a percentage of sales, research and development increased to 4.5% from 4%. The Company has expanded its activities to develop new products and to qualify existing and new products with additional customers.

         Selling, general and administrative expenses were $2,126 in the quarter ended June 30, 1998, or 19% of sales. In the prior year quarter, these expenses were $2,154 or 23% of sales. The lower percentage reflects the timing of certain sales and promotional expenses in the first and second quarters of 1998, as well as the impact of expense reductions instituted late in 1997.

         Interest expense for the second quarter of 1998 was $168 compared to $160 in the prior year's quarter. The increase of 5% reflects higher average amounts borrowed on the Company's credit facilities to support higher levels of accounts receivable and inventories.

         No income tax was provided in the quarter ended June 30, 1998, due to the availability of net operating loss carryforwards. In the second quarter of 1997 taxes were accrued at an effective rate of 11%.

         The Company reported net income of $560 or $0.11 per share for the quarter ended June 30, 1998, compared to net income of $433 or $.10 per share in the same period of 1997, an increase in net income of 29%. The percentage increase in diluted earnings per share was 20%.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

         Sales for the six months ended June 30, 1998 were $23,171, an increase of 40% over sales of $16,548 in the corresponding period of 1997. The pro forma sales growth, assuming Grafalloy had been acquired on January 1, 1997, was 27%. Unit sales increased at CCC, while at Grafalloy most of the sales growth came from higher average selling prices.

         Gross profit for the first six months of 1998 was $6,745, or 29.1% of sales, compared to $4,994 (30.2% of sales) in the first six months of 1997. The lower gross margin percentage is the result of higher material costs--50% vs. 44%--due to a change in product mix and higher raw material costs at CCC. This was partly offset by lower manufacturing costs. These costs were 21% of sales in the first half of 1998 compared to 26% of sales in the first half of 1997, because of efficiencies from higher production volumes and changes in product mix.

         Research and development expenses rose to $1,010 in the six months ended June 30, 1998, an increase of 52% over R&D expenses of $666 in the corresponding prior year period. As noted above, the Company has expanded its activities to develop new products and to qualify its products with additional customers. The increase also reflects the inclusion of Grafalloy for six months in 1998 compared to four months in the 1997 period.

         Selling, general and administrative expenses were $4,477 for the first six months of 1998, an increase of $890, or 25% compared to expenses of $3,587 in the comparable period of 1997. The percentage increase was substantially less than the 40% increase in sales, reflecting a renewed emphasis on cost controls.

         Interest expense was $375 for the first six months of 1998 compared to $244 in the comparable 1997 period. The Company's borrowings increased in February 1997 with the acquisition of Grafalloy. Average interest rates have been largely unchanged. The Company recorded royalties and interest income of $329 in the first half of 1997, representing an advance on royalties under a five-year license renewal to a foreign company and interest income on invested cash prior to the Grafalloy purchase.

         No income taxes were provided in the first half of 1998, while taxes were accrued at an effective rate of 14% in the first half of 1997, both rates reflecting the availability of net operating loss carryforwards.

         The Company had net income of $910 for the first six months of 1998, with diluted earnings per share of $0.19. In the comparable period of 1997, net income was $657, while diluted earnings per share were $0.16. Net income increased 29%, and diluted per share earnings rose 23%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations in the first six months of 1998 was $580, compared to cash used in operations of $1,931 in the first half of 1997, reflecting higher earnings and improved working capital management. Working capital increased to $916 at June 30, 1998, compared to a deficit of $1,096 at December 31, 1997, while long-term debt increased by only $262.

         In January 1998 the Company issued 172,582 shares of common stock (from shares held in treasury) upon the exercise of employee stock options. Payment was made by the cancellation of notes payable of $345. In April 1998 the Company issued 47,985 shares of common stock in payment of professional services (valued at $100,000).

         At June 30, 1998, a total of $3,944 was borrowed under the Company's revolving credit lines, and approximately $1,800 was available based on eligible collateral. Because of seasonal factors in its business, the Company expects to incur an operating loss for the second half of 1998. However, credit line availability is expected to be sufficient to meet cash operating requirements, including capital expenditures.

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

         Pending Acquisition - The Company's proposed merger with Cytec Industries Inc. is subject to various regulatory reviews and the approval of the Company's stockholders. A failure to complete the transaction would likely have a material adverse effect on the market price of the Company's common stock.

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

         New Products - The Company's ability to enhance existing products and introduce new products on a timely and cost-effective basis that meet evolving customer requirements will be important to its future operating results. Delays in introduction or a disappointing market acceptance could have an adverse effect on the Company's business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders, held on May 28, 1998, Mr. Paul W. Pendorf was elected as a Class I Director for a three-year term. Mr. Pendorf received the affirmative vote of 3,878,537 shares, while authority was withheld on 34,000 shares. Messrs. Steven Georgiev, Robert V. Glaser and Buster
C. Glosson continued as directors, with terms expiring in 1999, 2000 and 2000, respectively.

         The Company's stockholders approved an amendment to the 1997 Stock Option Plan to provide for an annual increase in the number of shares available for grant. The amendment received 1,746,125 affirmative votes, while 174,323 shares voted against and 38,225 shares abstained. There were 1,953,864 broker non-votes.

         Stockholders also ratified the selection of Feldman Sherb Ehrlich & Co., PC (formerly Feldman Radin & Co., P.C.) as the Company's auditors, with 3,875,237 affirmative votes, 28,750 negative votes, and 8,550 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

Number                                        Description
------                                        -----------
10.54          Employment Agreement dated March 13, 1998, between the Company and Paul W. Pendorf

10.55          Employment Agreement dated April 16 , 1998, between the Company and Leslie J. Cohen

10.56          Fifth Amendment to Lease Agreement, dated April 22, 1998, between Grafalloy, Inc. and Robert and
               Alice C. Campbell

10.57          Employment Agreement dated October 13, 1997, as restated, between the Company and James L. Russell

10.58          Consulting Agreement dated March 13, 1998 between the Company and Steven Georgiev

10.59*         1997 Stock Option Plan, as amended

27             Financial Data Schedule

--------------------------

* Incorporated by reference to the definitive proxy statement for the Company's annual meeting of stockholders held on May 28, 1998.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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




                                        THE AMERICAN MATERIALS &
                                        TECHNOLOGIES CORPORATION



Date:  July 24, 1998                    /s/  James L. Russell
                                        ----------------------------------------
                                             James L. Russell
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)